Form 10-Q
period 2000-09-30
VELOCITYHSI INC
filed 2000-11-14
CIK 1113129

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 2000 OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-5305

                               VelocityHSI, Inc.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Delaware                                        94-3360232
----------------------------------------                ----------------------
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                        Identification No.)

       2175 N. California Blvd,
               Suite 810
           Walnut Creek, CA                                       94596
----------------------------------------                ----------------------
     (Address of principal office)                             (Zip Code)

                                (925) 952-5600
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                      N/A
-------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes X                                          No
          -----                                          ------

Number of shares of common stock
outstanding as of November 10, 2000                      13,408,651

                               VELOCITYHSI, INC.

                              INDEX TO FORM 10-Q

                              September 30, 2000

                                                                                              Page No.
                                                                                              -------
PART I    FINANCIAL INFORMATION

          ITEM 1:

          Unaudited Statements of Operations - three months ended September
          30, 2000 and 1999                                                                        2

          Unaudited Statements of Operations - nine months ended September 30,
          2000 and the period from March 1, 1999 (inception) to September 30, 1999                 3

          Balance Sheets - September 30, 2000 (unaudited) and December 31, 1999                    4

          Unaudited Statements of Cash Flows - nine months ended September 30,
          2000 and the period from March 1, 1999 (inception) to September 30, 1999                 5

          Unaudited Statements of Changes in Equity - December 31, 1999 to September
          30, 2000                                                                                 6

          Notes to Financial Statements                                                            7

          ITEM 2:
          Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                              16

          ITEM 3:
          Quantitative and Qualitative Disclosures about Market Risk                              21

PART II   OTHER INFORMATION

          ITEM 1    Legal Proceedings                                                             22
          ITEM 2    Changes in Securities and Use of Proceeds                                     22
          ITEM 3    Defaults Upon Senior Securities                                               22
          ITEM 4    Submission of Matters to a Vote of Security Holders                           22
          ITEM 5    Other Information                                                             22
          ITEM 6    Exhibits and Reports on Form 8-K                                              22

PART I   FINANCIAL INFORMATION
ITEM 1 - Financial Statements
-------------------------------------------------------------------------------

VelocityHSI, Inc.
Statements of Operations (unaudited)
-------------------------------------------------------------------------------

                                                                             Three months           Three months
                                                                                 ended                 ended
                                                                             September 30,         September 30,
                                                                                 2000                   1999
                                                                           ------------------    -------------------
Revenues
Subscription fees                                                             $   118,367             $  42,070
                                                                           ------------------    -------------------
Operating expenses
Cost of services, including depreciation of $373,303 and $26,721 for the three months ended September 30, 2000 and 1999,
   respectively                                                                   952,320                 49,903
Sales and marketing                                                               576,823                      -
Product development                                                               652,747                      -
General and administrative (including $48,932 and $0 of
  depreciation for the three months ended
  September 30, 2000 and 1999, respectively)                                    1,462,934                      -
Amortization of deferred compensation and other stock
  compensation expense                                                            411,258                      -
                                                                           ------------------    -------------------
Total operating expenses                                                        4,056,082                 49,903
                                                                           ------------------    -------------------
Operating (loss)                                                               (3,937,715)                (7,833)

Non-operating expense:
  Transaction costs related to spin-off                                         3,006,279                      -
  Interest to BRE Properties, Inc.                                                  3,082                      -
  Taxes                                                                               800                      -
                                                                           ------------------    -------------------
Net (loss)                                                                    $(6,947,876)            $   (7,833)
                                                                           ==================    ===================
Basic and diluted pro forma net loss per share (note 6)                       $     (0.79)            $      N/A
                                                                           ==================    ===================
Weighted average pro forma common shares used in computing
basic and diluted pro forma net loss per share (note 6)                         8,777,398                    N/A
                                                                           ==================    ===================

See notes to financial statements

VelocityHSI, Inc.
Statements of Operations (unaudited)
--------------------------------------------------------------------------------

                                                                  Nine months           March 1
                                                                     ended           (inception) to
                                                                 September 30,       September 30,
                                                                     2000                 1999
                                                                 -------------       -------------
Revenues
Subscription fees                                                $     300,745       $      69,860
                                                                 -------------       -------------

Operating expenses
Cost of services, including depreciation of $761,514 and $43,235 for the nine months ended September 30, 2000 and the period
 from March 1 to September 30, 1999, respectively                    1,851,855             152,294
Sales and marketing                                                    755,273                   -
Product development                                                    652,747                   -
General and administrative (including $48,932 and $0 of
 depreciation for the nine months ended September 30, 2000 and
 the period from March 1 to September 30, 1999, respectively)        2,177,378                   -
Amortization of deferred compensation and other stock
 compensation expense                                                  411,258                   -
                                                                 -------------       -------------
Total operating expenses                                             5,848,511             152,294

                                                                 -------------       -------------
Operating (loss)                                                    (5,547,766)            (82,434)

Non-operating expense:
 Transaction costs related to spin-off                               3,006,279                   -
 Interest to BRE Properties, Inc.                                        3,082                   -
 Taxes                                                                     800                   -
                                                                 -------------       -------------
Net (loss)                                                       $  (8,557,927)      $     (82,434)
                                                                 =============       =============

Basic and diluted pro forma net loss per share (note 6)          $       (1.87)      $         N/A
                                                                 =============       =============
Weighted average pro forma common shares used in computing
 basic and diluted pro forma net loss per share (note 6)             4,584,130                 N/A
                                                                 =============       =============

See notes to financial statements

VelocityHSI, Inc.
Balance Sheets
----------------------------------------------------------------------------------------------------------------

                                                                           September 30,       December 31,
                                                                               2000                1999
                                                                           (Unaudited)           (Audited)
                                                                        -----------------    ------------------
ASSETS

Cash                                                                      $           500      $              -
On-site equipment, net of accumulated depreciation
  of $810,445 at September 30, 2000 and $105,069 at December 31,
  1999, respectively                                                            5,243,453               857,350
Equipment held for contracted deployment                                        1,931,611                     -
Software development costs                                                        976,544                29,650
Other assets                                                                      339,522                     -
                                                                        -----------------     -----------------
TOTAL ASSETS                                                              $     8,491,630      $        887,000
                                                                        =================     =================

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses                                     $     1,292,802      $              -
Advances from BRE Properties, Inc. (note 9)                                     1,623,031                     -
                                                                        -----------------     -----------------
Total liabilities                                                               2,915,833                     -
                                                                        -----------------     -----------------

Equity
Intracompany account                                                                    -             1,094,911
Preferred Stock, $0.01 par value; 50,000,000 shares authorized and
   no shares issued or outstanding                                                      -                     -
Common stock, $0.01 par value; 100,000,000 shares authorized and
   13,408,588 shares issued and outstanding at September 30, 2000                 134,086                     -
Additional paid in capital                                                     16,985,967                     -
Deferred compensation                                                          (2,778,418)                    -
Accumulated deficit                                                            (8,765,838)             (207,911)
                                                                        -----------------     -----------------
Total Equity                                                                    5,575,797               887,000
                                                                        -----------------     -----------------

TOTAL LIABILITIES AND EQUITY                                              $     8,491,630      $        887,000
                                                                        =================     =================

See notes to financial statements

VelocityHSI, Inc.
Statements of Cash Flows (unaudited)
------------------------------------------------------------------------------------------------------------------

                                                                              Nine months             March 1
                                                                                 ended             (inception) to
                                                                             September 30,         September 30,
                                                                                  2000                1999
                                                                             ---------------      ----------------
Net Loss                                                                      $ (8,557,927)        $      (82,434)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                  1,234,861                 43,235
  Payments accounted for as deferred compensation                               (1,250,000)                     -
  Decrease in other assets                                                          47,756                      -
  Increase in accounts payable and accrued expenses                                547,111                      -
                                                                             -------------         --------------
Net Cash Used in Operating Activities:                                          (7,978,199)               (39,199)
                                                                             -------------         --------------
Investing Activities:
  Purchase of on-site equipment                                                 (4,450,857)              (514,956)
  Purchase of equipment held for contracted deployment                          (1,931,611)                     -
  Additions to software development costs                                         (946,894)                     -
                                                                             -------------         --------------
Net Cash Used in Investing Activities:                                          (7,329,362)              (514,956)
                                                                             -------------         --------------
Financing Activities:
  Increase in advances from BRE Properties, Inc. post spin-off                   1,623,031                      -
  Issuance of Common stock for cash:
     Pre spin-off advances from BRE Properties, Inc. converted to
      equity                                                                    11,937,483                554,155
     VelocityHSI employees                                                         826,472                      -
     Exercise of stock options and other                                           808,575                      -
  Issuance of warrants for cash proceeds                                           112,500                      -
                                                                             -------------         --------------
Net Cash Provided by Financing Activities:                                      15,308,061                554,155
                                                                             -------------         --------------
Net increase in Cash                                                                   500                      -
Beginning Balance                                                                        -                      -
                                                                             -------------         --------------
Ending Balance                                                                $        500         $            -
                                                                             =============         ==============

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                      $          -         $            -
  Cash paid for taxes                                                                  800                      -

Supplemental disclosure of non-cash investing and financing
transactions:
  Issuance of shares to BRE Properties, Inc. for conversion of
   advances to equity                                                         $ 13,032,394         $            -

  Deferred compensation:
    Issuance of shares, subject to vesting, to BRE Properties, Inc.
      founders for services                                                        987,513
    Issuance of shares, subject to vesting, to VelocityHSI, Inc.
      founders for services                                                      1,205,271

See notes to financial statements

VelocityHSI, Inc.
Statements of Changes in Equity (unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                            Additional
                                          Number      Intra-      Common      Paid in        Deferred     Accumulated
                                        of Shares    company      Stock       Capital      Compensation     Deficit        Total
                                      ----------- -----------   ---------  -------------  --------------  ------------  -----------
 Balance at December 31, 1999                     $  1,094,911                                            $   (207,911) $   887,000
     Additional advances                             5,687,266                                                            5,687,266
     Net loss                                                                                               (1,610,051)  (1,610,051)
                                      ----------- ------------  ---------  -------------  --------------  ------------  -----------

 Balance at June 30, 2000                       -    6,782,177          -              -               -    (1,817,962)   4,964,215
                                      ----------- ------------  ---------  -------------  --------------  ------------  -----------

     Additional advances                             6,250,217                                                            6,250,217
     Net loss                                                                                                 (604,212)    (604,212)
                                      ----------- ------------  ---------  -------------  --------------  ------------  -----------

 Balance at August 7, 2000                      -   13,032,394          -              -               -    (2,422,174)  10,610,220
                                      ----------- ------------  ---------  -------------  --------------  ------------  -----------

     Issuance of common stock:

       BRE Properties, Inc.            10,430,061 $(13,032,394) $ 104,301   $ 12,928,093                                $         -
       VelocityHSI and BRE
         Properties, Inc. employees     2,116,816                  21,168        839,740                                    860,908
       Exercise of stock options          680,364                   6,804        697,047                                    703,851
       BRE Properties Investors, LLC      181,347                   1,813        215,803                                    217,616
     Issuance of warrants                                                        112,500                                    112,500
     Deferred officers bonuses                                                                (1,250,000)                (1,250,000)
     Deferred stock compensation                                               2,192,784      (2,192,784)                         -
     Amortization of deferred
      compensation expense & other                                                               664,366                    664,366
     Net loss                                                                                               (6,343,664)  (6,343,664)
                                      ----------- ------------  ---------  -------------  --------------  ------------  -----------
Balance at September 30, 2000          13,408,588 $          -  $ 134,086   $ 16,985,967   $  (2,778,418) $ (8,765,838) $ 5,575,797
                                      =========== ============  =========  =============  ==============  ============  ===========

See notes to financial statements

VelocityHSI, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------
September 30, 2000


1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared by VelocityHSI, Inc. (the "Company" or "VelocityHSI") in accordance with the instructions to Form 10-Q and should be read in conjunction with the Company's audited financial statements, included in the Company's Registration Statement on Form S-1 (registration number 333-36162). In the opinion of management, all adjustments (consisting of normal recurring adjustments only) have been made that are necessary for a fair statement of the financial position and the results for the interim periods presented herein. Interim results are not necessarily indicative of results for a full fiscal year.


2.   Description of Business and Form of Organization

     VelocityHSI provides high-speed Internet access to the multifamily apartment industry.

     The business referred to as VelocityHSI commenced operations on March 1, 1999 as a separate activity of BRE Properties, Inc. ("BRE"), a real estate investment trust. In April 2000, BRE formed a Delaware corporation, VelocityHSI, Inc., which had no assets or liabilities until August 7, 2000. On August 7, 2000, the operations and assets of VelocityHSI were transferred from BRE to VelocityHSI, Inc. in exchange for VelocityHSI stock. Some employees of BRE then joined VelocityHSI. On August 15, 2000, BRE distributed approximately 87% of the shares received from VelocityHSI to BRE common shareholders and retained the balance. In addition, the holders of stock options in BRE received options in VelocityHSI as an anti-dilution mechanism. In related issuances of securities, VelocityHSI sold shares of its common stock subject to vesting requirements and forfeiture provisions to seven of its officers, issued, without consideration, shares of its common stock subject to vesting requirements and forfeiture provisions to six employees of BRE, and offered to sell to the holders of units in BRE Property Investors LLC other than BRE, one share of VelocityHSI common stock for each five shares of BRE common stock issuable to the unit holder upon exchange of the units held by the unit holder. The table below summarizes the shares of VelocityHSI common stock issued during this transaction:

                                                                               Shares
                                                                               ------
     Shares issued to BRE common shareholders in the distribution...........  9,066,383

     Shares issued in related transactions to:
          BRE option holders................................................    570,364
          Unit holders in BRE Property Investors LLC........................    181,347
          VelocityHSI and BRE employees.....................................  2,116,816
                                                                             ----------
                                                                              2,868,527
                                                                             ----------

     Shares retained by BRE.................................................  1,363,678
                                                                             ----------
     Total VelocityHSI shares outstanding as a result of the spin-off....... 13,298,588
                                                                             ==========

     BRE funded the costs associated with this distribution, including legal, accounting and other professional fees, in the form of intracompany advances, which were converted into an equity contribution on August 7, 2000, the date of BRE's contribution of net assets to VelocityHSI.

     VelocityHSI accounted for the net assets transferred to it in connection with BRE's contribution as a non-reciprocal transfer to owners in accordance with Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions." Accordingly, the net assets have been carried over to the balance sheet of VelocityHSI at the same basis as they appeared on the balance sheet of BRE immediately prior to the transfer.

     For convenience in these financial statements, both the division known as Project Velocity and its legal successor, VelocityHSI, Inc., are referred to herein as VelocityHSI.

     Through September 30, 2000, all revenues of VelocityHSI were generated from residents located in communities owned by BRE. The loss of BRE as a customer would have a material adverse effect on VelocityHSI's financial condition and results of operations.


3.   Accounting Policies

Basis of Presentation

     The financial statements of VelocityHSI, prior to August 7, 2000, reflect an activity of a division of BRE prepared on a stand-alone basis. Included herein, for that period, are charges by BRE to the activity or division for direct and indirect costs which, in the opinion of management, reflect all costs of VelocityHSI doing business on such basis.


Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Software Development Costs

     Software development costs are capitalized or expensed in accordance with Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and Emerging Issues Task Force Issue No. 00-2, "Accounting for Website Development Costs." Amounts incurred during the planning and operation stages are expensed as incurred, while amounts incurred during the product development, Web application and infrastructure development, and graphics development stages are capitalized. Capitalized amounts are stated at cost less accumulated amortization. Amortization will be calculated using the straight-line method over periods not to exceed three years, or less, depending on management's assessment of the on-going value of such software, beginning at the time these assets are placed in service. No amortization has been recorded by VelocityHSI as of September 30, 2000.

Equipment

     VelocityHSI's equipment is stated at cost, less accumulated depreciation. System installation costs incurred in order to place the equipment in service at a property are capitalized as equipment. Costs to install the service for individual new subscribers are expensed as incurred and included as cost of services. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which is three years. In the event that a community cancels our service prior to the respective equipment's full depreciation, any equipment not able to be redeployed and any other unamortized costs will be written off at the cancellation date.

     In addition to equipment which has been installed on-site, at September 30, 2000, VelocityHSI also maintained an inventory of equipment to be installed at properties pursuant to work orders of $1,931,611. Once this equipment is installed at a specific property, depreciation associated with the equipment will commence.


Impairment of Long-Lived Assets

     VelocityHSI records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. There have been no events or circumstances to date that indicate that any assets might be impaired.


Sales and Marketing Costs

     Sales and marketing costs are expensed in the period incurred.

Product Development Costs

     Product development costs consist principally of compensation for the Company's product development staff, payments to outside contractors and related expenses associated with the development of the internal customer user interface.


Prepaid Transaction Costs

     Costs, primarily legal and accounting paid to third parties, directly related to the performance of services in connection with the distribution (discussed in note 2) were required to be expensed at the time of the distribution. The total amount of prepaid transaction costs which were expensed totaled $3,006,279 and is included in non-operating expenses in the Statement of Operations.


Revenue Recognition

     VelocityHSI records monthly subscriber service fees due from apartment residents as revenue as the services are provided. VelocityHSI also plans to derive future revenue from advertising on its web sites customized for each apartment community and from commissions that Web-based businesses would pay VelocityHSI for completed electronic sales transactions with subscribers. Advertising revenues will be recognized provided that no significant VelocityHSI obligations remain at the end of a contract period and collection of the resulting receivable is probable. VelocityHSI obligations may include guarantees of minimum amounts of advertising display times.

To the extent minimum guaranteed display times are not met, VelocityHSI will defer recognition of the corresponding revenues until the remaining guaranteed display levels are achieved. Revenues from electronic commerce transactions will be recognized by VelocityHSI upon notification from the Web-based businesses of revenues earned.


Cost of Services

     Cost of services includes depreciation of capitalized equipment and related system installation costs incurred in order to place the equipment in service at a property. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which is three years. Cost of services also includes charges for wiring, setup and installation of Internet services performed by an independent contractor and T-1 access charges related to the monthly service for individual new subscribers which are expensed as incurred. Additionally, cost of services includes amounts owed to property owners under the service agreements which provide access to the residents. As of September 30, 2000, VelocityHSI had two service agreements (including the service agreement with BRE). The service agreement with BRE is the only such agreement which generated revenue for the three or nine months ended September 30, 2000.


Income Taxes

     Income taxes are computed using the asset and liability method, under which deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.


Stock-based Compensation and Consideration

     VelocityHSI accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25, and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the estimated fair market value of VelocityHSI stock and the exercise price.

     VelocityHSI accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force Consensus in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This statement requires that the calculated fair market value of the option be expensed over the vesting period of the option.


Segment Information

     The Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim reporting to shareholders. In adopting the provisions of SFAS 131, VelocityHSI has determined that it has only one operating and reportable segment; therefore, separate quarterly segment disclosure has not been provided.


4.   Stock Option Plans

     The 2000 Equity Incentive Plan ("Plan") provides for the issuance of Incentive Stock Options, Non-Qualified Stock Options, restricted shares and other grants. The maximum number of shares that may be issued under the Plan is 3,694,992. The option price may not be less than the fair market value of a share on the date the option is granted and the option generally vests over four years.

     As a result of BRE's spin-off of VelocityHSI, holders of stock options in BRE stock option plans received options in VelocityHSI as an anti-dilution mechanism. The number of VelocityHSI options reflect the common stock spin-off distribution ratio of one share of VelocityHSI common stock for every five shares of BRE common stock. The terms of VelocityHSI options received by the BRE option holders are identical to the BRE options held by the BRE option holders. The exercise price of each VelocityHSI option was established using the ratio of the holder's BRE option exercise price to the underlying BRE market value per share immediately before the distribution. This ratio was then applied to the VelocityHSI value per share at the time of the distribution to establish the exercise price of the VelocityHSI option. The VelocityHSI common stock market value was based on $1.20 per share, the amount determined by the board of directors of BRE, after consideration of an analysis prepared by an independent valuation and consulting firm, to represent the fair value of a share of VelocityHSI common stock at the time of the distribution.

     Changes in options outstanding during the period ended September 30, 2000 were as follows:

                                                                      Weighted
                                                      Shares          average
                                                       under          exercise
                                                      option           price
                                                    ----------        --------
              Balance at January 1, 2000.........            -        $      -
              Granted to BRE option holders on
                   August 7, 2000................      694,992        $   0.91
              Granted to VelocityHSI employees...      924,120        $   1.67
              Exercised..........................     (680,364)       $   0.96
                                                    ----------        --------
                   Balance at end of period......      938,748        $   1.62
                                                    ==========        ========

              Exercisable........................       28,562        $   0.92
              Shares available for granting future
              options.............................   2,075,880


     At September 30, 2000, the exercise price of shares granted under options ranged from $0.47 to $4.00, with a weighted average exercise price of $1.34. At September 30, 2000, there were 477,754 restricted shares issued pursuant to early exercise of unvested options outstanding under the Plan. These restricted shares are subject to repurchase by VelocityHSI should such option holders service with VelocityHSI terminate prior to vesting at the lower of the exercise price or the then current market value.

     VelocityHSI has accounted for 107,100 stock options granted to non-employees during the period from August 7, 2000 to September 30, 2000 under the fair value method of SFAS 123, "Accounting for Stock Compensation" and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments with Variable Terms that are Issued for Consideration other than Employee Services under FASB Statement No. 123" which include recording the options at fair value. The fair value for these options was estimated as of the date of grant using a Black-Scholes option pricing model, with the following weighted average assumptions for the period ended September 30, 2000:

                                                           September 30,
                                                               2000
                                                           ------------
        Number of options................................       107,100
        Risk-free interest rate..........................         6.00%
        Dividend yield...................................         0.00%
        Volatility.......................................         1.080
        Weighted average option life.....................       5 years

     The total expense recognized relating to these shares for the three months ended September 30, 2000 was $7,884.

     The Black-Scholes option pricing model was developed for use in estimating the fair market value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.

     Because the above stock option plans have characteristics significantly different from those of traded options, and because, in management's opinion, changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of the above stock option plans.


5.   Issuance of Shares to Non-employees

     On August 7, 2000, VelocityHSI issued an aggregate of 395,000 shares of VelocityHSI common stock to six employees of BRE who were instrumental in the development of the business of VelocityHSI. These six employees of BRE were not required to pay for these shares. The shares vest in installments over a period of 36 months and will be forfeited to us if the person to whom the shares are issued ceases to be employed by BRE prior to the date of vesting. The Company has recorded deferred compensation expense for the 395,000 shares of common stock and will amortize this deferred compensation over the 36-month vesting period, based on the market value of the shares at period end. As of September 30, 2000, $97,410 of amortization expense has been recognized.


6.   Results of Operations Per Share

     Historical per share data for the periods ended September 30, 1999 has not been presented as no common shares were outstanding until August 7, 2000. Prior to August 7, 2000, the Company operated as a division of BRE. The calculation of the weighted average number of shares of common stock outstanding for September 30, 2000 includes a pro forma adjustment to reflect the number of shares that would have been outstanding as if the shares that were issued on August 7, 2000 had been issued on January 1, 2000, as adjusted for cash advances for these periods. For the quarter and nine months ended September 30, 2000, the following table sets forth the computation of basic and diluted loss per share with respect to results of operations from continuing operations:

                                                                             Three months       Nine months
                                                                                  ended            ended
                                                                             September 30,     September 30,
                                                                                 2000              2000
                                                                            --------------     -------------
       Numerator for basic loss per share income from continuing
            operations available to common shareholders..............       $   (6,947,876)    $  (8,557,927)
                                                                            ==============     =============
       Numerator for diluted loss per share..........................       $   (6,947,876)    $  (8,557,927)
                                                                            ==============     =============

       Denominator
            Denominator for basic loss per share--weighted average
               shares................................................            8,777,398         4,584,130
            Effect of dilutive securities:
               Warrants..............................................              186,822            64,092
               Stock options.........................................               64,710            21,727
                                                                            --------------     -------------
            Dilutive potential common shares.........................              251,532            85,819
                                                                            --------------     -------------
            Denominator for diluted loss per share adjusted for
               weighted average shares and assumed conversion........            9,028,930         4,669,949
                                                                            ==============     =============

            Basic loss per share.....................................       $         (.79)    $       (1.87)
                                                                            ==============     =============
            Diluted loss per share...................................       $         (.79)    $       (1.87)
                                                                            ==============     =============

      The Company has excluded all warrants and outstanding stock options from the calculations of diluted net loss per common share because their inclusion would be anti-dilutive. The total number of shares of common stock subject to these warrants and stock options excluded from the calculations of diluted net loss per common share is 2,069,112 for the quarter and nine months ended September 30, 2000. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share using the treasury stock method. In addition, restricted shares, totaling 2,775,917 have been excluded from the loss per share denominator because their inclusion would be antidilutive.


7.   Issuance of Warrants

     On August 15, 2000, Banc of America Mortgage Capital Corporation ("BAMCC") purchased warrants of VelocityHSI, Inc. for a price of $112,500, giving BAMCC the right to purchase 450,000 shares of common stock of VelocityHSI. These warrants may be exercised on or before August 15, 2005 and the exercise price for these warrants is $1.20 per share which equaled the common stock fair market value at date of grant.

8.   Supplemental Information on Third Quarter Operations

     The following table represents the pre- and post-spin-off balances of VelocityHSI (note 2):

                                                                         August 8 -
                                                       July 1 -         September 30,
                                                    August 7, 2000          2000               Total
                                                    --------------      -------------      -------------
     Revenues                                       $       45,425      $      72,942      $     118,367
                                                    --------------      -------------      -------------

     Cost of services                                      254,657            697,663            952,320
     Sales and marketing                                    45,950            530,873            576,823
     Product development                                         -            652,747            652,747
     General and administrative                            349,030          1,113,904          1,462,934
     Amortization of deferred compensation                       -            411,258            411,258
                                                    --------------      -------------      -------------
       Total operating expenses                            649,637          3,406,445          4,056,082

     Non-operating expenses                                      -          3,010,161          3,010,161
                                                    --------------      -------------      -------------
     Net loss                                       $     (604,212)     $  (6,343,664)     $  (6,947,876)
                                                    ==============      =============      =============

9.   Related Party Transactions

     BRE incurred direct and indirect costs and expenses on behalf of VelocityHSI. These costs and expenses, attributable to VelocityHSI operations, including payroll costs, have been included in these financial statements through August 7, 2000. Where appropriate, costs and expenses were allocated to VelocityHSI by BRE based on BRE's cost, which reflects management's estimate of what the expenses would have been on a stand-alone basis under arms length transactions. In the opinion of management, the allocation method is reasonable and appropriate.

     Under an Internet Services Agreement, VelocityHSI is required to pay or accrue to BRE 10% of revenues generated from services provided to residents of communities owned by BRE. For the quarter and nine months ended September 30, 2000, the amount expensed relating to BRE's share of revenue was $8,138.

     The intracompany account was comprised of amounts earned and incurred by BRE on behalf of VelocityHSI. This account was converted into VelocityHSI common stock on August 7, 2000.

     On behalf of VelocityHSI, BRE entered into a lease agreement on April 24, 2000 for the rental of office space in Walnut Creek, California. The term of the lease is through July 1, 2005 and all monthly lease payments will be made by VelocityHSI. The monthly base rent payments for the lease range between $26,112 and $28,201.


Administrative Services and Reimbursement Agreement

     VelocityHSI has entered into an Administrative Services and Reimbursement Agreement with BRE pursuant to which BRE will provide VelocityHSI with office space and administrative services in connection with the business operations as reasonably required of VelocityHSI. BRE has also agreed to provide VelocityHSI with up to $10 million in funds through September 30, 2001, to finance operating expenses and the costs of installing equipment at properties which are not owned by BRE. BRE has further agreed to provide VelocityHSI with funds through September 30, 2001 to finance the installation of equipment at properties owned or managed by BRE. Funds advanced by

BRE to VelocityHSI subsequent to BRE's contribution of net assets to VelocityHSI on August 7, 2000, must be repaid by VelocityHSI on or before September 30, 2001 together with interest on periodic unpaid balances at the rate of 9% per year.

     As of September 30, 2000, VelocityHSI borrowed $1,623,031 from BRE consisting of $1,325,384 for general operating expenses and $297,647 for installations made in BRE properties. The remaining balance which can be borrowed from BRE with respect to the $10 million loan to fund operating costs and installations of equipment at properties not owned by BRE was $8,674,616 at September 30, 2000. Interest associated with this borrowing was $3,082 for the three months ended September 30, 2000 and is included in the loan balance. In addition, VelocityHSI is obligated to reimburse BRE for $13,365 for administrative services for the quarter and nine months ended September 30, 2000.

ITEM 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

--------------------------------------------------------------------------------
September 30, 2000

OVERVIEW

     The business referred to as VelocityHSI commenced operations in March 1999 with limited revenue generating activities conducted mainly on a part-time basis by several BRE employees. On January 1, 2000, BRE formed a division with accounting and reporting separate and discrete from all of BRE's other activities and referred to as "Project Velocity."

     In April 2000, BRE formed a corporation, VelocityHSI, Inc., which had no assets or liabilities until August 7, 2000, when the operations and assets of Project Velocity were transferred to VelocityHSI in exchange for 10,430,061 shares of common stock of VelocityHSI transferred to BRE.

     Monthly subscriber fees comprised 100% of revenues for the periods ended September 30, 2000 and September 30, 1999. As of September 30, 2000, all of our subscribers were residents of apartment communities owned by BRE, although we have entered into an agreement with one property owner other than BRE, representing 1,000 apartment units. In addition, we have reached an agreement in principle with another owner for approximately 9,000 units. As of September 30, 2000, the Company has not recorded any revenues from this agreement or the agreement in principle, and we do not expect any revenues from these transactions until the first quarter of 2001. However, no assurance can be given that the Company will receive revenue from these agreements or that a definitive agreement will be finalized related to the agreement in principle. We are actively engaged in discussions with other property owners and intend to enter into agreements with other property owners in the future.

     Subscribers pay our subscription fees for our Internet services on a monthly basis. The subscriber can terminate our service upon 30 days notice. Our subscribers are not required to sign written contracts to pay for our subscription fees for any minimum length of time. These subscription fees are recognized as income is earned. As part of our marketing plan, we may reduce the charges to potential subscribers as part of special promotions. As of September 30, 2000, we had approximately 1,900 subscribers in 37 apartment communities.

     We anticipate that installation expenses will be associated with each new subscriber. As new subscriber installation costs include significant expenditures for equipment and system installation costs that include amounts associated with the infrastructure installation which are initially capitalized, we expect that an extended period of service will be required to earn revenues sufficient to recover our initial costs.

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2000 and 1999

     Revenues totaled $118,367 for the three months ended September 30, 2000 and $42,070 for the three months ended September 30, 1999. This increase was due to an increased number of subscribers over the three month period ended September 30, 2000. Revenues consist solely of subscription fees from subscribers to our monthly Internet access service. Subscription fees vary in amount based on the level of service a subscriber chooses. In general, the average monthly subscription fee is approximately $35.00 per month.

     Cost of services totaled $952,320 for the three months ended September 30, 2000, an increase of $902,417 over the $49,903 for the three months ended September 30, 1999. The increases in costs resulted from the addition of 23 new BRE apartment communities as customers and the addition of more subscribers in addition to related increases in depreciation of capitalized equipment installation costs. The costs, excluding depreciation, for the quarter ended September 30, 2000 consisted of $247,390 in charges for wiring, setup and installation of apartment infrastructures performed by an independent contractor, T-1 access charges of $200,144 and, to a lesser extent, commissions to on-site personnel for new subscriptions, personal property taxes on equipment and a ten percent revenue commission due to BRE.

     Included in costs of services is depreciation expense totaling $373,303 for the three months ended September 30, 2000 compared to $26,721 for the three months ended September 30, 1999. The increase of $346,582 is directly related to the increase in equipment placed in service in 2000. Depreciation expense is based on the total cost to place the related equipment in service and is calculated on a straight-line basis over three years. We anticipate our depreciation expense will increase as we continue to purchase additional equipment and put this equipment into service. In the event that a multifamily apartment community cancels our service prior to the respective equipment's full depreciation, and we are not able to redeploy this equipment at another multifamily apartment community, these remaining unamortized costs will be written off at the cancellation date.

     Sales and marketing costs totaled $576,823 for three months ended September 30, 2000, an increase of $576,823 over the $0 for the three months ended September 30, 1999. The increase in sales and marketing costs related largely to salaries, promotional materials and site assessment surveys. We anticipate significant ongoing sales and marketing expenses as we market our services to property owners, managers and potential subscribers.

     General and administrative expenses totaled $1,462,934 for the three months ended September 30, 2000, an increase of $1,462,934 over the $0 for the three months ended September 30, 1999. The increase resulted from additional direct and indirect personnel costs of executive and administrative officers and support personnel, additional facility costs and expenses for travel, printing, and office supplies incurred in connection with the development of the VelocityHSI business. General and administrative expenses should continue to increase over the next 12 months as we hire additional software developers, sales, marketing and technical personnel to support VelocityHSI as a separate company without reliance on BRE personnel.

     Product development costs totaled $652,747 for the three months ended September 30, 2000, an increase of $652,747 over the $0 for the three months ended September 30, 1999. This increase resulted largely from the costs associated with the prototyping of an internal customer user interface which was replaced in the third quarter of 2000.

     Amortization of deferred compensation totaled $411,258 for the three months ended September 30, 2000, an increase of $411,258 over the $0 for the three months ended September 30, 1999. This amortization is primarily associated with the issuance of shares of restricted common stock to VelocityHSI and BRE founders during August 2000. Of this total expense, $194,636 relates to general and administrative employees, $30,356 relates to an employee in the sales and marketing department, $22,320 relates to employees associated with product development and $163,946 relates to non-employees and other amortization expense.

     Transaction costs consist of legal and professional fees, financial printing fees, stock service fees and other costs incurred prior to the August 7, 2000 spin-off of VelocityHSI. Prior to our spin-off, these costs were included in the asset section of the balance sheet as prepaid transaction costs.

     Net loss of $6,947,876 and $7,833 for the three months ended September 30, 2000 and September 30, 1999, respectively, resulted from the costs of services, sales and marketing costs, depreciation, general and administrative costs and transaction costs exceeding revenues generated from subscriber service fees.

Comparison of the nine months ended September 30, 2000 and the period from March 1 to September 30, 1999

     Revenues totaled $300,745 for the nine months ended September 30, 2000 and $69,860 for the period from March 1 to September 30, 1999. This increase was due to an increased number of subscribers over the nine month period ended September 30, 2000. Revenues consist solely of subscription fees from subscribers to our monthly Internet access service. Subscription fees vary in amount based on the level of service a subscriber chooses.

     Cost of services totaled $1,851,855 for the nine months ended September 30, 2000, an increase of $1,699,561 over the $152,294 for the period from March 1 to September 30, 1999. The increases in cost resulted from the addition of new BRE apartment communities as customers and the addition of more subscribers during the nine month period ended September 30, 2000 in addition to related increases in depreciation of capitalized equipment installation costs. The costs, excluding depreciation, for the nine months ended September 30, 2000 consisted of $526,443 in charges for wiring, setup and installation of apartment infrastructures performed by an independent contractor, T-1 access charges of $404,800 and, to a lesser extent, commissions to on-site personnel for new subscriptions, personal property taxes on equipment and a ten percent revenue commission due to BRE.

     Included in costs of services is depreciation expense totaling $761,514 for the nine months ended September 30, 2000 compared to $43,235 for the period from March 1 to September 30, 1999. The increase of $718,279 is directly related to the increase in equipment placed in service in 2000 and is calculated on a straight-line basis over three years.

     Sales and marketing costs totaled $755,273 for nine months ended September 30, 2000. For the period from March 1 to September 30, 1999 there were $0 sales and marketing costs. The increase in sales and marketing costs related largely to salaries, promotional materials and site assessment surveys.

     General and administrative expenses totaled $2,177,378 for the nine months ended September 30, 2000, an increase of $2,177,378 over the $0 for the period from March 1 to September 30, 1999. The increase resulted from additional direct and indirect personnel costs of executive and administrative officers and support personnel, additional facility costs and expenses for travel, printing, and office supplies incurred in connection with the development of the VelocityHSI business.

     Product development costs totaled $652,747 for the nine months ended September 30, 2000, an increase of $652,747 over the $0 for the period from March 1 to September 30, 1999. This increase resulted largely from the costs associated with the prototyping of an internal customer user interface which was replaced in the third quarter of 2000.

     Amortization of deferred compensation totaled $411,258 for the nine months ended September 30, 2000, an increase of $411,258 over the $0 for the period from March 1 to September 30, 1999. This amortization is primarily associated with the issuance of shares of restricted common stock to VelocityHSI and BRE founders during August 2000. Of this total expense, $194,636 relates to general and administrative employees, $30,356 relates to an employee in the sales and marketing department, $22,320 relates to employees associated with product development, and $163,946 relates to non-employees and other expenses.

     Transaction costs consist of legal and professional fees, financial printing fees, stock service fees and other costs incurred prior to the August 7, 2000 spin-off of VelocityHSI. Prior to our spin-off, these costs were included in the asset section of the balance sheet as prepaid transaction costs.

     Net loss of $8,557,927 and $82,434 for the nine months ended September 30, 2000 and the period from March 1 to September 30, 1999, respectively, resulted from the costs of services, sales and marketing costs, depreciation, general and administrative costs and transaction costs exceeding revenues generated from subscriber service fees.


Comparison of certain balance sheet accounts for September 30, 2000 and December 31, 1999

     On-site equipment totaling $5,243,453 and $857,350 on our balance sheets as of September 30, 2000 and December 31, 1999, respectively, consisted of hardware and other equipment used for VelocityHSI services. These amounts are expected to continue to increase as additional equipment is required to install our services at new apartment communities.

     Software development costs totaling $976,544 and $29,650 on our balance sheets as of September 30, 2000 and December 31, 1999, respectively, consisted primarily of salary and consultant expenses incurred in connection with the development of our Internet applications. There has been no amortization of these costs, since these projects were under development during the period ended September 30, 2000. Upon completion of the projects, scheduled for the fourth quarter of 2000, these costs will be amortized over a term not to exceed three years.

Liquidity and Capital Resources

     Cash used in operating activities, primarily for the payment of operating expenses, was $7,978,199 and $39,199 for the nine months ended September 30, 2000 and the period from March 1 to September 30, 1999, respectively. We expect to experience substantial negative cash flow from operating activities through the end of fiscal year 2000 and beyond, due to the commencement of our business operations and the implementation of our business plan. Our future cash requirements as well as our revenues will depend on a number of factors including: the number of multifamily apartment properties with which we contract to provide services; the terms of contracts with the multifamily apartment property owners; subscriber penetration within the multifamily apartment property; monthly subscription rates; variable installation and setup costs at each multifamily apartment property and marketing costs.

     We incur both system installation costs to place equipment in service at each property and incremental installation costs to set up each new subscriber with VelocityHSI. Since we do not charge the property owner or subscribers for these installation costs, and the monthly subscriber fees generated from service are earned over a period of time, we experience negative cash flows initially upon installation.

     Our major expenditures to date consisted of hardware and software purchases and development costs of our Internet services. Net cash used in investing activities was $7,329,362 and $514,956 for the nine months ended September 30, 2000 and the period from March 1 to September 30, 1999, respectively. The infrastructure deployment technology solution and cost required to provide VelocityHSI service to apartment communities varies. In apartments where all of the individual units' telephone lines terminate in a single, central location ("central communities"), the technology solution may be different than apartment communities where the individual apartment units' telephone lines do not terminate in a single location ("non-central communities"). We estimate that over one-half of the apartment communities which are in the Company's target market are non-central communities. The cost of infrastructure deployment in non-central communities may be higher than central communities and the Company is actively pursuing technology solutions which are cost effective for both types of apartment communities. However, no assurance can be given that we will be successful in identifying cost effective technology solutions to all communities.

     Our expenses and capital expenditures prior to August 7, 2000 were financed with advances from BRE as part of the intracompany equity account. Of the total $11,937,483 in advances for the nine months ended September 30, 2000, $2,747,750 relate to transaction costs, $3,983,986 relate to operating expenses and $5,205,747 relate to purchases of fixed assets. On August 7, 2000, we entered into an agreement with BRE pursuant to which BRE has agreed to provide us with up to $10,000,000 in additional funds through September 30, 2001 to finance our operating expenses and the costs of installing equipment at properties which are not owned by BRE. BRE has also agreed to provide us with funds through September 30, 2001 to finance the installation of our equipment at properties owned by BRE at an estimated cost of $4,000,000. We must repay, on or before September 30, 2001, all of the funds advanced to us by BRE under the agreement, including advances we use to reimburse BRE for administrative services, together with accrued interest on unpaid balances at the rate of 9% per year. As of September 30, 2000, BRE had advanced $1,623,031 to us. We currently have no external debt facility or source of funds other than BRE. The operating expenses and capital expenditures we will incur during the next 12 months in carrying out our business plan will vary depending upon a number of factors, including:

     . the number of new apartment property owner customers and subscribers engaged during that period which will determine the amount required for the acquisition and installation of capital equipment;

     . the extent of the changes and developments that may occur during that period in available technology and user requirements and preferences that will affect the amount we will be required to spend to develop and maintain a competitive position in the industry; and

     . the cost of attracting new apartment property owner customers and subscribers.

     Although we cannot predict with precision the amount required to fund future operating expenses and capital expenditures, we expect the funding required to carry out our business plan during the next 12 months to exceed substantially the funding available from BRE. Consequently, we will be required to obtain financing from additional sources in order to fund our expected operations both during the next 12 months and thereafter, including the repayment on or before September 30, 2001 of advances made by BRE. If we cannot obtain additional capital, we will be required to reduce our expenditures to a level that could be financed with advances from BRE and will be unable to repay the BRE advances on September 30, 2001. A reduction in expenditures would limit our ability to:

     . hire and retain the technical personnel necessary to develop our products and services;

     . hire and retain the marketing personnel necessary to expand our property owner and customer base beyond BRE and attract new subscribers;

     .  acquire the equipment necessary to expand or maintain our business;

     .  respond effectively to competitive products and services; and

     .  hire necessary management personnel.

     We are pursuing additional sources of financing, including debt and equity financing and borrowings. However, a reduction in expenditures or a failure to repay the BRE advances when due as a result of our inability to obtain additional capital may result in a reduction in value of the trading price of our common stock. Since BRE has not committed to provide us with funds subsequent to September 30, 2001, if we are unable to obtain additional capital prior to that date, our business may be materially and adversely affected and we may be unable to continue our operations after that date. Even if we raise additional capital it may be dilutive to existing shareholders and if we incur additional debt the lender may subject us to restrictions which will impair our ability to develop our business in accordance with our current business plan.

     We expect to experience negative cash flow from operating activities through September 30, 2001 and for periods thereafter depending on a variety of factors. Our future cash requirements as well as our revenues will depend on a number of factors including: the rate at which subscribers purchase our service; our effectiveness in developing income sources other than subscription fees; the cost to install and maintain the service to individual users or apartment communities; marketing costs, including the costs of providing service to new customers during an introductory period without charge; and changes in technology.


Cautionary Statement Regarding Forward-Looking Statements

     This Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties which may cause actual results to differ from those expensed in such forward-looking statements. Forward-looking statements can be identified by the use of forward-looking words such as "believes," "expects," "may," "will," "plan," "intends," "estimates," "could," "should," "would," "continue," "seeks," "pro forma" or "anticipates," or other similar words (including their use in the negative), or by discussions of strategies, plans or intentions. These statements include but are not limited to statements under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as other sections in this Form 10-Q. A number of factors could cause results to differ materially from those anticipated by the forward-looking statements, including those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our forward-looking statements are dependent upon assumptions and estimates that may prove to be incorrect. Although we believe that the assumptions and estimates reflected in the forward-looking statements are reasonable, our plans, intentions or expectations may not be achieved. The cautionary statements made in this Form 10-Q are intended to be applicable to all related forward-looking statements wherever they may appear in this Form 10-Q.


ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------------------

     As of September 30, 2000, the Company's debt structure only included short-term, fixed rate debt. Although the Company did not have any long-term debt outstanding at September 30, 2000, the Company is still exposed to indirect market risk for changes in interest rates. However, the Company does not expect any material loss with respect to these changes or significant changes in its business prospects.

PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings
           None.

ITEM 2.    Changes in Securities and Use of Proceeds
           None.

ITEM 3.    Defaults upon Senior Securities
           None.

ITEM 4.    Submission of Matters to a Vote of Security Holders
           None.

ITEM 5.    Other Information

     During the quarter, William C. Vinck was named executive vice president and chief operating officer. Mr. Vinck was previously vice president, operations support and chief information officer at Omnipoint Communications Services.

     In addition, Douglas A. Campillo II, the Company's senior vice president and chief technical officer has left the Company. His responsibilities have been transferred to Mr. Vinck until a replacement is found.

ITEM 6.    Exhibits and Reports on Form 8-K

     (a)    Exhibits:

            Exhibit
            Number       Description of Exhibit
            ------       ----------------------
            3.1          Amended and Restated Certificate of Incorporation of
                         VelocityHSI, Inc.*

            3.2          Amended and Restated Bylaws of VelocityHSI, Inc.

            3.3          Form of Common Stock Certificate of VelocityHSI, Inc.*

            10.1 Contribution and Distribution Agreement between VelocityHSI, Inc. and BRE Properties, Inc.

            10.2 Administrative Services and Reimbursement Agreement between VelocityHSI, Inc. and BRE Properties, Inc.

            10.3         VelocityHSI, Inc. 2000 Equity Incentive Plan

            10.4         Internet Service Agreement between VelocityHSI, Inc.
                         and BRE Properties, Inc.

            10.5         Registration Rights Agreement between VelocityHSI, Inc.
                         and BRE Properties, Inc.

            10.6 Tax Allocation Agreement between VelocityHSI, Inc. and BRE Properties, Inc.

            10.7         Employment Agreement of Stephen E. Carlson*

            10.8         Employment Agreement of Nancye Miller*

            10.9         Employment Agreement of William C. Vinck

            10.10 Warrant Agreement between VelocityHSI, Inc. and Banc of America Mortgage Capital Corporation dated August 15, 2000

            27           Financial Data Schedule

            * Incorporated herein by reference from the Company's Registration Statement on Form S-1 (File No. 333-36162).

     (b)    Reports on Form 8-K:
            None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VELOCITYHSI, INC.
                                        (Registrant)




Date: November 14, 2000                 /s/ Charles P. Wingard
      -----------------                 ---------------------------
                                        Charles P. Wingard
                                        Senior Vice President,
                                        Chief Financial Officer