Form 10-K405
period 2000-12-31
VELOCITYHSI INC
filed 2001-04-16
CIK 1113129

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000

                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          Commission File No. 0-31263

                                ______________

                               VELOCITYHSI, INC.
            (Exact name of registrant as specified in its charter)

             Delaware                                94-3360232
-----------------------------------------  -------------------------------------
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)               Identification Number)


         2175 N. California Blvd.
                 Suite 150
         Walnut Creek, California                      94596
-----------------------------------------  -------------------------------------
(Address of principal executive offices)             (Zip Code)


                                (925) 952-5600
             ---------------------------------------------------
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.01 par value
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X     No_____
                                  -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 15, 2001, the aggregate market value of the registrant's shares of common stock par value, $.01 per share, held by nonaffiliates of the registrant was approximately $1,993,000. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 15, 2001, the Registrant had 12,727,154 outstanding shares of common stock.

================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Shareholders of VelocityHSI, Inc. to be filed within 120 days of December 31, 2000 (the "Proxy Statement") are incorporated by reference in Part III of this report. In the event that the Proxy Statement is not filed within the 120-day period, the Part III information will be filed as an amendment to this Form 10-K no later than the end of such 120-day period.

                               VELOCITYHSI, INC.

                          ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                                                    Page No.
                                                                                                    --------
Part I
               Forward-Looking Statements                                                               4
               Preliminary Statement                                                                    4

               ITEM 1:   Business                                                                       6
               ITEM 2:   Properties                                                                    22
               ITEM 3:   Legal Proceedings                                                             22
               ITEM 4:   Submission of Matters to a Vote of Security Holders                           23

PART II
               ITEM 5:   Market for Registrant's Common Equity and Related
                          Shareholder Matters                                                          24
               ITEM 6:   Selected Financial Data                                                       26
               ITEM 7:   Management's Discussions and Analysis of Financial Condition
                          and Results of Operations                                                    27
               ITEM 7A:  Quantitative and Qualitative Disclosures About Market Risk                    32
               ITEM 8:   Financial Statements and Supplementary Data                                   32
               ITEM 9:   Changes in and Disagreements with Accountants on
                          Accounting and Financial Disclosure                                          32

PART III       ITEM 10:  Directors and Executive Officers of the Registrant                            33
               ITEM 11:  Executive Compensation                                                        33
               ITEM 12:  Security Ownership of Certain Beneficial Holders and Management               33
               ITEM 13:  Certain Relationships and Related Transactions                                33

PART IV        ITEM 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K               34

                               VELOCITYHSI, INC.

                                     PART I



FORWARD-LOOKING STATEMENTS


     This Form 10-K contains forward-looking statements that involve a number of risks and uncertainties which may cause actual results to differ from those expressed in such forward-looking statements. Forward-looking statements can be identified by the use of forward-looking words such as "believes," "expects," "may," "will," "plan," "intends," "estimates," "could," "should," "would," "continue," "seeks," "pro forma" or "anticipates," or other similar words (including their use in the negative), or by discussions of strategies, plans or intentions. These statements include but are not limited to statements under the captions "Additional Factors That May Affect Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as other sections in this Form 10-K. A number of factors could cause results to differ materially from those anticipated by the forward-looking statements, including those discussed under "Preliminary Statement", "Additional Factors That May Affect Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our forward-looking statements are dependent upon assumptions and estimates that may prove to be incorrect. Although we believe that the assumptions and estimates reflected in the forward-looking statements are reasonable, our plans, intentions or expectations may not be achieved. The cautionary statements made in this Form 10-K are intended to be applicable to all related forward-looking statements wherever they may appear in this Form 10-K.

PRELIMINARY STATEMENT

     VelocityHSI, Inc. ("we", "VelocityHSI" or the "Company"), a provider of high-speed Internet access service to the multifamily industry, became a publicly traded company when it was spun-off from BRE Properties, Inc., a real estate investment trust ("BRE"), in August 2000. We commenced operations in March 1999 with limited revenue generating activities conducted mainly on a part-time basis by several employees of BRE. On January 1, 2000, BRE formed a division with separate reporting and accounting from BRE's other activities. We were formed as a Delaware corporation in April 2000. On August 7, 2000, BRE entered into an agreement with VelocityHSI to provide up to $10 million in funds through September 30, 2001 to finance our operating expenses and the costs of installing equipment at properties not owned by BRE. BRE also agreed to provide us with funds through September 30, 2001, without limitation on amount, to finance the installation of our equipment at properties owned by BRE. We refer to this credit commitment by BRE as the "BRE Line".

     In December 2000, in response to adverse changes in the capital and credit markets and our inability to obtain additional financing, we adopted a modified business plan and as part of the plan, we laid off approximately 50% of our workforce and announced the deferral of our efforts to expand service to other apartment properties until such time as we were able to obtain additional financing. In April 2001, we announced that we eliminated an additional eight positions and that additional positions may be eliminated later in order to further conserve capital.

     As of December 31, 2000, BRE had extended $7,177,883, excluding accrued interest of $92,493, under the BRE Line. BRE has included, as a reserve or a deduction against available funds under the BRE Line, the future lease payments of our corporate offices. In March 2001, BRE informed us that due to a possible sublease for a significant portion of the office lease, the reserve for the office lease would be reduced; however, BRE reserved additional amounts under the BRE Line based on contracts entered into by BRE on behalf of VelocityHSI. These contracts primarily consist of leases for equipment and office space (other than the space subject to the possible sublease) and T-1 service agreements. As a result of these new reserves, the remaining amount available to us under the BRE Line as of March 15, 2001 was $695,372. BRE has indicated that it does not intend to increase its level of committed funding beyond its original commitment of the BRE Line. We currently have no external debt facility or source of funds other than BRE. An analysis of the amount available under the BRE Line follows (excludes accrued interest of $191,601, which accrues separately from the BRE Line):

                                                                            As of March 15,
                                                                                 2001
                                                                            -------------
          Basic amount                                                      $  10,000,000
          Additional amount available for cost
             of installations at BRE owned communities                          1,235,156
          Reserve for BRE commitments                                          (2,400,000)
          Advances to March 15, 2001                                           (8,139,784)
                                                                            -------------
          Net available for future borrowing under the BRE
             Line as of March 15, 2001                                      $     695,372
                                                                            =============

     We have previously stated that in light of the available amount under the BRE Line and our current lack of other funding sources, our cash will become insufficient to permit continued operations beyond the second quarter of 2001 and possibly as early as May 1, 2001, although there can be no assurance in this regard. In order to continue operations beyond that period, we will require an additional, substantial capital infusion. The Company is also pursuing negotiations with a third party that may result in a new investment in the Company. If such investment is made, it would resolve issues in connection with earlier arrangements between such party and the Company. Although the possible funding arising from current negotiations would assist the Company to continue operating while seeking strategic alternatives, the Company does not expect any resulting funding to allow continued operations beyond the second quarter of 2001.

     We are actively exploring strategic alternatives, which might include a merger, asset sale, or another comparable transaction or a financial restructuring. However, in the event we are unsuccessful in completing one of these strategic alternatives, we will be required to cease operations during the second quarter of 2001, and possibly as early as May 1, 2001. In that case, our common stock is expected to have no value. In addition, potential investors in our securities should consider the risk that, even if we are successful in completing a strategic transaction as described above, our common stock may nonetheless have no value. In addition, if we are able to complete a financing through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders will likely experience significant dilution.

     The accompanying financial statements have been prepared assuming that VelocityHSI will continue as a going concern. However, the accompanying Report of Independent Auditors states that we have experienced recurring losses from operations and have a working capital deficiency which have adversely affected our liquidity and that these conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Any person considering an investment in our securities is urged to consider both the risk that we will cease operations during the second quarter of 2001, and possibly as early as May 1, 2001, and the risk that our securities will be worthless even assuming completion of a strategic transaction. All of the statements set forth in this report are qualified by reference to those facts. Please see "Item 1. Business --Additional Factors That May Affect Future Results" and "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of these and other risk factors relating to us and an investment in our securities.

Item 1.   BUSINESS

Corporate Profile

      VelocityHSI provides high-speed Internet installation and access to the multifamily apartment industry. Our customers are multifamily apartment property owners and managers and their apartment unit residents and we offer them services to meet their high-speed Internet communication and information needs. We develop and install high-speed Internet connection systems for multifamily apartment property owners and managers. Our systems deliver Internet access over existing copper telephone wires at T-1 speed, a signaling speed of 1.5 megabits per second, and allow property owners and managers to offer their residents subscriptions to very fast Internet access through existing telephone lines. Our systems are "always on" which allow our subscribers continuous connection to the Internet eliminating busy signals or the additional time required to periodically reconnect to the Internet inherent with the use of traditional dial-up modems. We provide portable email, Web site hosting and local-area networks, or LANs, with our Internet service provider, or ISP, service offered on a monthly subscription basis giving individual subscribers unlimited, always-on, high-speed Internet service which may be accessed by personal computers. We offer portable email services, host subscribers' personal Web sites and create local-area networks allowing file and printer sharing between multiple personal computers within each apartment unit. We generate revenues through monthly subscriptions to our ISP service.

     As of December 31, 2000, VelocityHSI was installed in 40 apartment communities with 11,424 apartment units. BRE owns 30 of these apartment communities and the remaining 10 apartment communities are owned by entities in which BRE is a minority partner. As of December 31, 2000, VelocityHSI had approximately 2,300 service activations, approximately 2,200 of which are revenue-generating subscribers and the balance of which are for leasing office and demonstration purposes.

     VelocityHSI commenced operations in March 1999 with limited revenue generating activities conducted mainly on a part-time basis by several employees of BRE. On January 1, 2000, BRE formed a division with accounting and reporting separate and discrete from all of BRE's other activities and referred to as "Project Velocity." In April 2000, BRE formed a Delaware corporation, VelocityHSI, Inc., which had no assets or liabilities until August 7, 2000. On August 7, 2000, the operations and assets of Project Velocity were transferred to VelocityHSI in exchange for stock. Some employees of BRE then joined VelocityHSI. On August 15, 2000, BRE distributed a portion of the shares received from VelocityHSI to BRE common shareholders and retained the balance. In addition, the holders of stock options in BRE received options in VelocityHSI as an anti-dilution mechanism. In related issuances of securities, VelocityHSI sold shares of its common stock subject to vesting requirements and forfeiture provisions to seven of its officers, issued without consideration shares of its common stock subject to vesting requirements and forfeiture provisions to six employees of BRE, and offered to sell to the holders of units in BRE Property Investors LLC other than BRE, one share of VelocityHSI common stock for each five shares of BRE common stock issuable to the unit holder upon exchange of the units held by the unit holder. On August 7, 2000, BRE entered into an agreement with VelocityHSI to provide up to $10 million in funds through September 30, 2001 to finance its operating expenses and the costs of installing equipment at properties not owned by BRE. As part of the BRE Line, BRE also agreed to provide us with funds through September 30, 2001, without limitation on amount, to finance the installation of our equipment at properties owned by BRE.

     On December 15, 2000, due to general capital market conditions and our inability to obtain additional financing, we announced modifications in our business plan to defer efforts to install VelocityHSI service in new communities, focusing only on the existing installed communities. Further, we reduced our staffing by approximately 50% in order to conserve capital. Based on our subscribership level and the belief that the subscriber level would not increase through new communities, we included the personnel creating the Company's subscriber interface or portal in the staff reduction. The portal was intended to "capture" subscribers and generate additional revenue to us from advertisers paying for the right to advertise on the portal, commonly known as "banner ads", and revenue sharing arrangements with Internet companies, or "click-thru" revenues. Because we have determined that we will not move forward with the use of the portal, no income will be generated from this source. In addition, we determined that plans to include services such as specialized information to particular regions or communities or video content would no longer be pursued. Separately, we determined that our planned use of non-PC access devices, where a device other than a personal computer is used to access the Internet, to increase subscriber penetration rates was not cost effective and we terminated these plans.

     As of December 31, 2000, BRE had extended $7,177,883, excluding accrued interest of $92,493, under the BRE Line. BRE has included, as a reserve or a deduction against available funds on the BRE Line, the future lease payments of our corporate offices. In March 2001, BRE informed us that due to a possible sublease for a significant portion of the office lease, the reserve for the office lease would be reduced; however, BRE reserved additional amounts under the BRE Line based on contracts entered into by BRE on behalf of VelocityHSI. These contracts primarily consist of leases for equipment and office space (other than the space subject to the possible sublease) and T-1 service agreements. As a result of these new reserves , the amount available to us under the BRE Line as of March 15, 2001 was $695,372. BRE has indicated that it does not intend to increase its level of committed funding beyond its original commitment under the BRE Line.

     We have previously stated that in light of the available amount under the BRE Line, our cash will become insufficient to permit continued operations beyond the second quarter of 2001 and possibly as early as May 1, 2001, although there can be no assurance in this regard. In order to continue operations beyond that period, we will require an additional, substantial capital infusion. The Company is also pursuing negotiations with a third party that may result in a new investment in the Company. If such investment is made, it would resolve issues in connection with earlier arrangements between such party and the Company. Although the possible funding arising from current negotiations would assist the Company to continue operating while seeking strategic alternatives, the Company does not expect any resulting funding to allow continued operations beyond the second quarter of 2001.

     We are actively exploring strategic alternatives, which might include a merger, asset sale, or another comparable transaction or a financial restructuring. However, in the event we are unsuccessful in completing one of these strategic alternatives, we will be required to cease operations during the second quarter of 2001 and possibly as early as May 1, 2001. In that case, our common stock is expected to have no value. In addition, potential investors in our securities should consider the risk that, even if we are successful in completing a strategic transaction as described above, our common stock may nonetheless have no value. In addition, if we are able to complete a financing through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders will likely experience significant dilution. See our discussion under the section entitled "Preliminary Statement."

Competition

     Over the last few years, DSL technologies, cable modems, T-1-based systems and fixed-wireless connections have emerged as alternative technologies for high-speed Internet access. As a result, we operate in a highly competitive environment for each of our Internet services, which may become increasingly competitive in the future. There exist companies that offer or are capable of offering some or all of the services we provide, and new companies may enter these markets. Many of these competitors are larger and more established companies with significantly greater financial, technical and marketing resources and deeper customer relationships. In addition, if we do not find additional sources of funding, we will not be able to compete in our target markets.

     We face several major groups of competitors in the business of providing high-speed Internet connectivity and networking services. We face direct competition from companies that are focused specifically on servicing multi-tenant properties with high-speed Internet access and networking services although some of these companies are no longer providing high-speed service. These include companies focused on the multifamily apartment sector, such as Brix Communications Corp., Ntegrity Telecontent Services Incorporated and BroadbandNOW, Inc., as well as companies focused on office properties, such as Allied Riser Communications Corporation, Cypress Communications, Inc. and BroadBand Office, Inc., which could extend their offerings to include apartment communities. Many of these competitors have been in existence much longer and have already gained significant market share and visibility, and they may be in a better position to drive acceptance of their services.

     In addition, we face competition from several other major groups in the business of providing high-speed Internet connectivity and networking services, although some of these companies are no longer providing high-speed service.
One such group consists of providers of DSL services, including incumbent and competitive local exchange carriers, or CLECs, such as Pacific Bell Telephone Company and SBC Communications, Inc.; established inter-exchange carriers such as AT&T Corp., Sprint Corporation and MCI WorldCom, Inc.; and DSL infrastructure providers such as Covad Communication Group Inc. and Rhythms NetConnections Inc. In addition, we experience competition from local, regional and national ISPs, such as PSINet Inc., EarthLink, Inc. and Internet America, Inc. which either offer DSL service on their own networks or resell these services from the providers listed above. We also face competition from established and emerging cable television providers which offer high-speed connectivity through cable modem service, such as Excite@Home and Road Runner and their respective cable partners. Some companies have also developed the technology to efficiently offer high-speed connectivity through fixed wireless technology such as WinStar Communications, Inc. and Teligent, Inc. Other companies intend to launch high-speed satellite services within the next several years, such as Spaceway, Loral Cyberstar, iSKY and Teledesic LLC.

     Many ISPs have partnered directly with high-speed network providers. These include Excite@Home, which offers some of its service through the @HomeNetwork, and America Online, which has gained a cable affiliate through its merger with Time Warner. Many of the DSL network providers also partner directly with ISPs, often offering their services through a variety of ISP partners. The ISP market is highly competitive, and we believe simple Internet access services will become commoditized over time. As a result of our current financial condition and reduced staffing, many of our competitors are in a better financial and market position from which to drive acceptance of their product. Accordingly, our ability to compete successfully in this market will depend on our ability to find substantial additional funding sources in order to compete against providers that offer value-added services along with high-speed Internet access, including Internet long-distance telephone service and video delivery technologies.

Customer Service and Technical Support

     We believe that customer service and technical support are extremely important in retaining subscribers. Service and technical support are available to subscribers from 7:00 a.m. to 12:00 midnight, Monday through Friday and 10:00 a.m. to 7:00 p.m. on Saturdays and Sundays. Our trained Help Desk team has access to a historical database of similar issues and resolutions, problem areas and service histories and to the necessary in-house resources, training, and inventory to resolve problems.

Sales and Marketing

     We market our service to multifamily apartment property owners and managers and apartment community residents. We provide Internet connectivity to the apartment communities' management office. We train, support and utilize management and leasing professionals in our connected communities to market our service to new and existing residents, using sales commissions and other incentive programs to encourage active and productive marketing. We also advertise our services in kiosks and model apartments in some of the apartment communities during the normal course of the leasing presentation. Additionally, we provide flexible service options offered to subscribers.

     As of December 31, 2000, all of our subscribers were residents of apartment communities either owned by BRE or owned by entities in which BRE is a minority partner. We anticipate that residents of BRE owned apartment communities will continue to remain our largest source of revenues through 2001.

Intellectual Property

     Our success is dependent in part on recognition of our name. We previously filed applications for federal registration for "VelocityHSI" and other trademarks of VelocityHSI. However, as a result of our modified business plan and current financial condition, we are not currently pursuing such applications. Accordingly, we do not have trademark or servicemark protection for VelocityHSI, and we do not currently plan to pursue such protection We cannot assure you that the use of our name, "VelocityHSI", will be free from legal challenges or we will have sufficient funds to withstand such challenges or claims, regardless of merit. If we are unable to protect our name, it could seriously affect our ability to market our services. In addition, legal challenges to our proprietary rights could lead to a substantial diversion of our limited resources.

     The acquisition and maintenance of Web domain names generally in the past was regulated by governmental agencies and their designees. In October of 1998, the Internet Corporation for Assignment Names and Numbers ("ICANN") was established as a not-for-profit corporation to oversee the domain-name registration system on a worldwide basis. Following the establishment of ICANN, ICANN accredited new registrars to compete with Network Solutions, Inc. (now part of VeriSign), which had been designated by the National Science Foundation to serve as the exclusive registrar for the ".com", ".net" and ".org" generic top-level domains. In November of 2000, ICANN selected seven new top-level domain proposals (".biz", ".info", ".name", ".pro", ".aero", ".coop" and ".museum") for negotiations toward appropriate agreements between ICANN and the proposing registry operators and sponsoring organizations. ICANN may in the future establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. The regulation of domain names in the United States and in foreign countries is subject to change in the future.

     From time to time, we may receive notice of claims of infringement of other parties' proprietary rights, including claims for infringement resulting from the downloading of materials by the online or Internet services we operate or facilitate. There can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against us or that any assertions or prosecutions will not materially affect our business, operating results and financial condition. Irrespective of the validity or the successful assertion of such claims, we would incur significant costs and diversion of resources with respect to the defense thereof, which could have a material adverse effect on our business, operating results and financial condition. If any claims or actions are asserted against us, we may seek to obtain a license under a third party's rights. There can be no assurance, however, that under such circumstances a license would be available on commercially reasonable terms, or at all.


Regulatory Matters

     At the present time, Internet Service Providers ("ISPs") like the Company are not subject to direct regulation by the Federal Communications Commission ("FCC") even though they provide Internet access through transmission over public telephone lines. However, as the growth of the Internet industry continues, there has been considerable discussion and debate about whether the industry should be subjected to regulation. This regulation could include universal service subsidies for local telephone services and enhanced communications systems for schools, libraries and certain health care providers. Local telephone companies could be allowed to charge ISPs for the use of their local telephone network to originate calls, similar to charges currently assessed on long distance telecommunications companies. In addition, many state and local government officials have asserted the right or indicated a willingness to impose taxes on Internet-related services and commerce, including sales, use and excise taxes.

Employees

     As of December 31, 2000, we had approximately 49 employees, of which 29 were full-time. None of the employees are covered by collective bargaining agreements. In April 2001, we announced that we eliminated an additional eight positions and that additional positions may be eliminated later in order to further conserve capital.


FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered and should be read in conjunction with the preliminary statement and financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, operating results, and financial condition could be materially negatively affected. In this section, "we" or "us" refers to VelocityHSI and "you" refers to our stockholders.

We estimate that we will cease operations during the second quarter of 2001 and possibly as early as May 1, 2001 unless we are successful in pursuing strategic alternatives.

     In light of the available amount under the BRE Line and our current lack of other funding sources, our cash will become insufficient to permit continued operations beyond the second quarter of 2001 and possibly as early as May 1, 2001, although there can be no assurance in this regard. In order to continue operations beyond that period, we will require an additional, substantial capital infusion. The Company is also pursuing negotiations with a third party that may result in a new investment in the Company. If such investment is made, it would resolve issues in connection with earlier arrangements between such party and the Company. Although the possible funding arising from current negotiations would assist the Company to continue operating while seeking strategic alternatives, the Company does not expect any resulting funding to allow continued operations beyond the second quarter of 2001.

     We are actively exploring strategic alternatives, which might include a merger, asset sale, or another comparable transaction or a financial restructuring. However, in the event we are unsuccessful in completing one of these strategic alternatives, we will be required to cease operations during the second quarter of 2001, and perhaps as early as May 1, 2001. In that case, our common stock is expected to have no value. In addition, potential investors in our securities should consider the risk that, even if we are successful in completing a strategic transaction as described above, our common stock may nonetheless have no value. In addition, if we are able to complete a financing through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders will likely experience significant dilution.

     The accompanying financial statements have been prepared assuming that VelocityHSI will continue as a going concern. However, the accompanying Report of Independent Auditors states that we have experienced recurring losses from operations and have a working capital deficiency which have adversely affected our liquidity and that these conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Any person considering an investment in any of our securities is urged to consider both the risk that we will cease operations during the second quarter of 2001, and possibly as early as May 1, 2001, and the risk that our securities will be worthless even assuming completion of a strategic transaction.

As a result of questions concerning our status as a going concern, our vendors may decide not to do business with us

     Due to concerns regarding our ability to continue operations, vendors are likely to decide not to conduct business with us, or may conduct business with us on terms that are less favorable than those customarily extended by them. In that event, our costs may increase or we may not be able to provide service to customers and our business will suffer significantly.

Because we have a limited operating history, it is difficult to evaluate our business. Even if we receive a substantial capital infusion to permit our continued operations beyond the second quarter of 2001, we face various risks, expenses and difficulties associated with early stage companies and may not be able to manage our business successfully or achieve profitability.

     The business referred to as VelocityHSI commenced operations in March 1999 with limited revenue generating activities conducted mainly on a part-time basis by several BRE employees. On January 1, 2000, BRE formed a division with accounting and reporting separate and discrete from all of BRE's other activities and referred to this division as "Project Velocity." We were formed as a Delaware corporation in April 2000. Even if we receive the substantial additional capital necessary to continue operations beyond the second quarter of 2001, our prospects for financial and operational success must be considered in light of the risks and challenges frequently encountered by early stage companies in the Internet services industry that provide services to owners, managers and residents of multifamily apartment communities.

     In the event that we are able to continue operations beyond the second quarter of 2001, the material risks and uncertainties related to our limited operating history include risks that we may be unable to:

     . expand our property owner and manager customer base beyond BRE, whose properties account for 94% of our revenues in fiscal year 2000, which would impair our ability to successfully develop our business;

     . attract and retain new subscribers for our services and retain existing subscribers, which is critical to our ability to achieve profitability in the future, and if we cannot retain subscribers our results of operations and business will be materially and adversely affected;

     . create and maintain relationships with technology and content providers, which would impair our ability to compete with the dominant companies in the Internet services industry;

     . compete in the highly competitive Internet services industry, which would adversely affect our business and results of operations and impair our ability to obtain additional capital;

     . introduce new services, which would impair our ability to attract and retain subscribers;

     . upgrade our technologies, systems and infrastructure and enhance our service features, which would impair our ability to satisfy the evolving Internet service needs of our subscribers; and

     . minimize potential Internet service interruptions, which interruptions could cause our subscribers to switch to a competing Internet service provider.

Even if we receive a substantial capital infusion to permit our continued operations beyond the second quarter of 2001, we will need a significant amount of additional capital to meet our repayment obligations and ongoing capital requirements. If we cannot obtain additional capital, our business and results of operations will be materially and adversely affected and your shares of VelocityHSI common stock will likely become worthless. In addition, we may only be able to raise capital on terms that are not favorable to us economically or-that may significantly dilute existing shareholders.

     Even if we receive the significant capital infusion necessary to continue operations beyond the second quarter of 2001, we will require additional capital to meet our repayment obligations and ongoing capital requirements. In addition, we must repay, on or before September 30, 2001, all of the funds advanced to us by BRE under the BRE Line, including advances we use to reimburse BRE for administration services, together with accrued interest on unpaid balances at the rate of 9% per year. We currently have no external debt facility or source of funds other than BRE. Accordingly, even if we are able to obtain sufficient amounts of capital to continue our operations beyond the second quarter of 2001, our ongoing capital requirements during the next 12 months will be substantial and vary depending upon a number of additional factors, including:

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

     Although we cannot predict with precision the amount required to fund future operating expenses and capital expenditures, even if we are able to obtain additional funding sufficient to permit our continued operations beyond the second quarter of 2001, the funding required to successfully develop our business and repay the BRE line at September 30, 2001 will likely substantially exceed the amount of such funds. Consequently, we will be required to obtain financing from additional sources in order to fund our expected operations both during the next 12 months and thereafter, including the repayment on or before September 30, 2001 of advances made by BRE. If we are unable to obtain sufficient additional capital to repay the BRE Line prior to September 30, 2001, our business would be materially and adversely affected and we will be unable to continue our operations after that date, assuming our operations do not cease earlier, likely causing our common stock to become worthless. In addition, even if we raise additional capital, any transaction is likely to be highly dilutive to existing shareholders, and if we incur additional debt, the lender may subject us to restrictions which will impair our ability to successfully develop our business.

Our need to preserve working capital has required us to reduce our expenditures which will impair our ability to develop our business as we believe will be required in order to manage our business successfully or achieve profitability.

     Because we have not been able to obtain additional capital, we have been forced to reduce our expenditures in order to preserve our working capital. This reduction in expenditures has limited our ability to:

     .    hire and retain the technical personnel necessary to develop services;

     . hire and retain the marketing personnel necessary to expand our property owner customer base beyond BRE and attract new subscribers;

     .    acquire the equipment necessary to expand or maintain our business;

     .    respond effectively to competitive services; and

     .    hire necessary management personnel.

     Even if we raise additional capital, it may not be sufficient to allow us to make the necessary expenditures to develop our business in the manner that we believe will be required in order to manage our business successfully or achieve profitability.

Our quarterly performance may be difficult to forecast and our actual performance may fluctuate.

     Our quarterly revenues and operating results are difficult to forecast even in the short term. Many of our expenses, such as depreciation, overhead, payroll and T-1 Internet service costs, are fixed costs. If revenue is below expectations in any given quarter, the adverse impact of the shortfall on our operating results may be magnified by our inability to adjust spending to compensate for the shortfall.

     Our actual operating results may fluctuate significantly due to a variety of factors, many of which are outside our control. The material factors that may affect our operating results include:

     . the speed with which third parties are able to deliver local and national telecommunications circuits should we install new apartment communities;

     . the condition of the copper telephone wiring within an apartment community and our ability to upgrade or maintain that wiring system;

     . our ability to install our equipment and wiring in an apartment community;

     . our effectiveness in marketing our services to apartment property owners and subscribers;

     . the rate at which customers subscribe to our Internet services and the price the market will bear for these services;

     . our ability to retain our current and obtain and retain future subscribers; and

     . the overall market demand for e-commerce and broadband content and applications in general.

Loss of BRE as a customer would have a material adverse effect on our financial condition and results of operations.

     As of December 31, 2000, approximately 1,900 of our subscribers were residents of apartment communities owned by BRE and approximately 400 were residents of communities owned by entities in which BRE is a minority partner. During the fiscal year 2000, monthly subscriber fees from residents of BRE communities comprised 94% of our revenues. In December 2000, in response to adverse changes in the capital and credit markets and our inability to obtain additional financing, we adopted a modified business plan and as part of the plan, we laid off approximately 50% of our workforce and announced the deferral of our efforts to expand service to other apartment properties until such time as we were able to obtain additional financing. We have entered into only one agreement with a property owner unrelated to BRE and, even if we are able to continue our operations beyond the second quarter of 2001, we cannot assure you that we will enter into agreements with other property owners. We anticipate that residents of apartment communities owned by BRE will remain our largest source of revenues at least through the end of the year 2001. BRE may terminate its service agreement with us by providing us with a 30-day termination notice at any time. The loss of BRE as a customer would have a material adverse effect on our business, financial condition and results of operations.

Retention of our current and future subscribers is critical to our ability to achieve profitability in the future. Even if we are able to continue operations beyond the second quarter of 2001, if we cannot retain our subscribers, our revenues and therefore our business will be materially and adversely affected.

     We believe that our long-term success depends on our ability to retain our existing subscribers, while continuing to attract and retain new subscribers. Our sales, marketing and other costs of obtaining and providing service for subscribers, including depreciation on equipment at the apartment community, overhead, payroll, the installation at the subscriber's apartment unit and the T-1 line to access the Internet, are substantial relative to the basic $35 monthly fee derived from most of our subscribers. There can be no assurance that these expenditures will improve subscriber retention or improve our ability to attract and retain new subscribers. Because the high-speed Internet services market is new and changing rapidly, and the variety of available services is not well understood by new and potential customers, it is difficult, if not impossible for us to predict our ability to attract and retain future subscribers. Moreover, a number of new Internet users experience the Internet only as a novelty and do not become consistent users of Internet services. These factors may adversely effect our subscriber retention rates. Our subscribers pay for our Internet services on a monthly basis. Either the subscriber or VelocityHSI can terminate our service upon 30 days notice. Our subscribers are not required to sign written agreements obligating them to pay for our services for any minimum length of time. If we cannot retain our current subscribers or attract and retain new subscribers, our revenues and therefore our business and results of operations will be materially and adversely affected.

Attracting and retaining property owners and managers as customers is important for our revenues. If we cannot retain property owners and managers, our revenues and therefore our business will be materially and adversely affected.

     The multifamily apartment property owners and managers that we expect to have as customers will provide us access to their apartment properties so that we may install the equipment necessary to deliver our services to the residents in these apartment properties. Our installation costs for new properties are substantial relative to the monthly subscriber service fee that can be derived from subscribers at those properties. We have not in the past and do not anticipate in the foreseeable future charging the property owner or the subscriber for installation costs. In order to offset these installation costs, we charge monthly subscriber fees for the Internet services that we provide. The subscriber service fees that we expect to receive per apartment unit for most apartment units we service is approximately $35 per subscriber per month and we recognize this revenue as we collect from the subscribers. Our agreements with property owners and managers will be generally short-term, non-exclusive contracts which can be terminated by the property owner or manager on 30 days' notice. If the property owner or manager cancels the contract after the initial 30-day period, we cannot recover the substantial capital cost of installing our equipment and systems at their property. If we enter into an agreement with a property owner or manager and install our equipment at the property, there is no assurance that property residents will subscribe to our services. Our contracts do not guarantee a percentage of subscribers at each property. Our long-term success is dependent on our continuing relationship with the property owners and managers on whose properties we have installed the equipment necessary to deliver our services. If we cannot enter into and maintain agreements with property owners and managers, our revenues and therefore our business will be materially and adversely affected.

Our Internet service agreements with property owners or managers do not require them to ensure specific subscriber levels, and their residents may choose not to subscribe to our services. As a result we may be unable to derive revenues from our agreements.

     Property owners and managers do not provide a direct source of revenue to us because our Internet service agreements with them do not require them to ensure specific subscription levels for their residents. Therefore, even if we enter into Internet service agreements with property owners or managers, we cannot assure you that we will obtain revenues because the property residents may choose not to subscribe to our Internet services. If we are unable to attract and retain resident subscribers, currently our primary source of revenue, our business and results of operations would suffer materially.

Even if we receive a significant capital infusion, our failure to manage the necessary growth of our operations could harm our business.

     Even if we obtain additional sources of funding sufficient to permit our continued operations beyond the second quarter of 2001, our future performance depends, in part, on the ability of our senior management to manage our growth effectively. We anticipate that significant expansion of installation, technical support, customer service and administrative personnel will be required to increase our subscriber base to the extent necessary to achieve profitability. We may not be able to implement management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support expanded operations. To manage the required growth of our operations and personnel, we will be required to:

     . train, motivate and manage our sales and marketing, technical and customer support employees to develop and sell new services and provide acceptable levels of customer service to attract and retain subscribers, which is critical to our ability to achieve profitability and improve our results of operations;

     . improve existing and implement new operational, financial and management controls, reporting systems and procedures; and

     . install new management information systems, which are necessary for our senior management to monitor our existing business while attempting to expand our operations and personnel.

     Consequently, even if we obtain significant amounts of additional funding, if we are unable to manage growth effectively, our business and results of operations will suffer.

The Internet service provider and consumer Web site markets are very competitive. If we are unable to compete successfully, your shares may lose value and may become worthless.

     The Internet services market in which we operate is extremely competitive. Although several of our competitors have stopped providing service during 2000 and the first quarter of 2001, our current and prospective competitors include many large companies with substantially greater market presence and access to capital and financial, technical, marketing and other resources than we have.

     We do and will compete directly and indirectly with these dominant companies in the following categories:

     . local exchange carriers, or LECs, such as Pacific Bell Telephone Company and SBC Communications, Inc.;

     . inter-exchange carriers such as AT&T Corp., Sprint Corporation and MCI WorldCom, Inc.;

     . digital subscriber line infrastructure providers such as Covad Communications Group Inc. and Rhythms NetConnections Inc.;

     . local, regional and national Internet service providers which provide DSL service, such as PSINet Inc., EarthLink, Inc. and Internet America, Inc.;

     . cable television providers which offer high-speed connectivity such as Excite@Home and Road Runner, and their respective cable partners;

     . fixed wireless and satellite companies such as WinStar Communications, Inc., Teligent, Inc., Spaceway, Loral Cyberstar, iSKY, Inc. and Teledesic LLC;

     . Internet access and networking service providers focused primarily on multifamily apartment properties and office properties, such as Brix Communications Corp., Ntegrity Telecontent Services Incorporated, BroadBandNOW, Inc., Allied Riser Communications Corporation, Cypress Communications, Inc. and BroadBand Office, Inc.

     We compete with these companies primarily on the basis of:

     .    operating performance and reliability;

     .    speed of Internet service;

     .    broadband capacity;

     .    scalability of our services; and

     .    price.

     These competitors pose a risk to VelocityHSI because they have resources that may allow them advantages based on their ability to:

     .    build high-speed Internet infrastructure more rapidly than we can;

     .    market to existing and future customers more readily than we can; and

     . gain acceptance by property owners and individual subscribers more readily than we can through the provision of related services (e.g. telephone, cable, Internet service provider or portal services).

     Competitors with substantial financial resources, established brands and substantial marketing resources may offer content and services that are more popular than the content and services we offer. Also, recent advances in technology have lowered the barriers to entry for emerging participants. Specifically, the ability to deliver high-speed Internet access over existing copper telephone wires has allowed more entrants to compete directly with larger digital subscriber line and cable modem providers. Even if we are able to obtain the substantial additional funding that we need to continue operations beyond the second quarter of 2001, we cannot assure you that we will have the financial resources, technical expertise or marketing and support capabilities to compete successfully with these competitors. If we are unable to do so, our business and results of operations will be materially and adversely affected.

If we do not respond effectively and on a timely basis to rapid technological change in our industry, we will not be able to sell our services and our revenue will materially decline.

     The Internet service provider industry is characterized by rapid change. The speed of both the technological change and user requirements and preferences creates rapid change in industry standards. These changing standards could render our existing services and systems obsolete. Even if we are able to obtain the substantial additional funding that we need to continue operations beyond the second quarter of 2001, we must continually improve the performance, features and reliability of our services, particularly in response to competitive offerings in order to manage our business successfully.

     Even if we are able to continue operations beyond the second quarter of 2001, over the long-term, our success will depend , in part, on our ability to enhance our existing email and Internet services and to develop new services, functionality and technology that address the increasingly sophisticated and varied needs of our prospective subscribers. If we do not properly identify the future preferences of prospective subscribers, or if we fail to deliver features or content which meet the standards of these prospective customers, our ability to market our services successfully and to increase our revenues could be impaired.

     The development and implementation of technology and necessary service enhancements can entail significant technical and business risks and require substantial expenditures and lead-time. As discussed in the section "Preliminary Statement" we may not be able to continue operations without a significant infusion of capital. If we do not locate a significant source of additional funding, we will not be able to keep pace with the latest technological developments. Even if we do obtain additional funds, we may not be able to use new technologies effectively or adapt our services to customer requirements or emerging industry standards. If we cannot adapt or respond in a cost-effective and timely manner to changing market conditions or customer requirements, our business and results of operations will be materially and adversely affected.

The future success of our business (should we be able to continue operations beyond the second quarter of 2001) depends largely on the continued growth in use of the Internet and the development of demand for our email and Web hosting services. If the Internet does not continue to grow or demand for our email and Web hosting services does not develop, our business would be materially and adversely affected.

     In the event that we are able to continue operations beyond the second quarter of 2001, our future long-term success is substantially dependent on continued growth in the use of the Internet by residents of multifamily apartment communities. Rapid growth in the use of, and interest in, the Internet is a recent phenomenon. There can be no assurance that Internet usage will become more widespread by residents of multifamily apartment communities, that extensive Internet content will continue to be developed or accessible at no or nominal cost, or that there will be a demand for high-speed, always-on Internet access. There can be no assurance that demand will develop for current or possible expanded services.

     The Internet may not prove to be viable for a number of reasons, including potentially inadequate development of the necessary infrastructure or performance improvements. If use of the Internet does not continue to grow, our business and results of operations would be materially and adversely affected. Conversely, to the extent that the Internet continues to experience significant growth in the number of users and level of use, the Internet infrastructure may not be able to support the demands placed on it by that growth and it may not function properly or adequately thereby also materially and adversely affecting the growth or use of the Internet.

If consumer oriented Web-based businesses are unable to raise adequate capital or if these businesses implement cutbacks in expenditures, our business and results of operations may be materially and adversely affected.

     In the event that we are able to continue operations beyond the second quarter of 2001, our future long-term success depends in part on the growth and success of consumer-oriented Web-based businesses that provide varying forms of content and electronic commerce. Many of these businesses have recently experienced difficulties in implementing their business plans. As a result, the private and public capital markets have become less willing to finance these types of businesses. Recently some of these businesses have experienced significant layoffs and, in some cases, the termination of operations. The inability of these companies to successfully implement and finance their business plans could impact the commercial development of the Internet, and therefore materially and adversely affect our business.

We need to upgrade our systems and infrastructure continually to accommodate increases in email and Internet traffic. If we fail to upgrade these services, our business and results of operations could be materially and adversely affected.

     Even if we are able to continue operations beyond the second quarter of 2001 , we may need to expand and adapt our network infrastructure as the number of users and the amount of information they wish to transmit over the Internet increases and as their requirements change. We believe our network infrastructure can support the existing subscriber base and foreseeable increases in that base without significant capital expenditures. As of December 31, 2000, we had installed our equipment in 40 multifamily apartment communities with 11,424 apartment units, of which approximately 2,300 units had been activated for service. Our service includes approximately 150 non-revenue leasing office and demonstration activations and approximately 2,200 revenue generating subscriptions. However, if it becomes necessary, the expansion and adaptation of our network infrastructure will require substantial financial, operational and management resources. Even if we are able to continue operations beyond the second quarter of 2001, unless we obtain significant sources of additional funding, we will not able to expand our network and make the necessary upgrades and our operations will be materially and adversely affected. Due to the limited deployment of our services to date, the ability of our network to connect and manage a substantially larger number of customers at high transmission speeds is unknown. We face risks related to the network's ability to operate with higher customer levels while maintaining expected performance.

     As the frequency, size and complexity of email transmission and Web hosting requirements increase, we will need to make additional and costly investments in our infrastructure. In addition, we may not be able to project accurately the rate or timing of email and Internet traffic increases or upgrade our systems and infrastructure to accommodate future traffic levels. We may also not be able to achieve or maintain a sufficient capacity of data transmission as customer usage increases. Subscriber demand for our services could be greatly reduced if we fail to maintain high capacity data transmission. High capacity data transmission is generally regarded to include Internet connection equipment which allows transmission through the Internet of audio, video, graphic and text data in content densities which are greater than those readily transmitted through the Internet by traditional dial-up modems. In addition, as we upgrade our network infrastructure to increase capacity available to our subscribers, we are likely to encounter equipment or software incompatibility which may cause delays in implementations. We may not be able to expand or adapt our network infrastructure to meet additional demand or our subscribers' changing requirements in a timely manner or at all. If we fail to do so, our business and results of operations could be materially and adversely affected.

Security breaches and viruses could hurt our business.

     Our network and services may be vulnerable to unauthorized access, computer viruses and other disruptive problems. Internet service providers and online service providers have in the past experienced, and may in the future experience, interruptions in service as a result of the accidental or intentional actions of Internet users, current or former employees or others. Unauthorized access may also jeopardize the security of confidential information stored in our computer systems or those of our subscribers, which might result in liability to our subscribers, the loss of our current subscribers and the possible deterrence of potential subscribers. Although we have adopted industry-standard security measures and intend to continue to implement industry standard security measures in the future, those measures have been circumvented in the past at other companies, and there is no assurance that measures we implement will not be circumvented in the future. Eliminating computer viruses and alleviating other security problems may require interruptions, expenses, delays or cessation of service to our subscribers, which could have a material adverse effect on our business, operating results and financial condition. Any imposition of liability that is not covered by insurance or is in excess of our insurance coverage could have a material adverse effect on our business, operating results and financial condition. We are currently covered under a general liability and umbrella liability insurance policy. We may not be able to obtain adequate insurance at a reasonable cost, if at all, in the future.

We depend on the development and acceptance of high-quality, high-speed broadband Internet content and applications. If the content and applications are not available, our business could be adversely affected.

     We believe that, in addition to providing high-speed, high-performance Internet access, we must also promote the development and aggregation of high-quality multimedia Internet content and applications. Our ability to provide and aggregate the content and applications, and our ability to charge a premium for our service, is dependent on the capability of content and applications providers to create and support high-quality, high-speed multimedia Internet content and applications and our ability to aggregate content and applications offerings in a manner that subscribers find useful. Our ability to accomplish this will depend on our ability and that of our competitors to develop a subscriber base sufficiently large to justify investments in the development of high-quality, high-speed multimedia Internet content and applications by others. There is no assurance that we will be successful in these endeavors. In addition, the market for high-quality, high-speed multimedia Internet content and applications is at an early stage of development and is rapidly evolving, and there is significant competition among Internet service providers and online service providers for aggregating content and applications. If the market fails to develop as expected or competition increases or our content and applications offerings do not achieve or sustain market acceptance, our business, operating results and financial condition will be materially and adversely affected.

We may not be able to use our name, "VelocityHSI", which could hamper our ability to market our services.

     Our success is dependent in part on recognition of our name. We previously filed applications for federal registration for "VelocityHSI" and other trademarks of VelocityHSI. However, as a result of our current financial condition, we are not currently expending resources to further these registrations applications. Accordingly, we do not have trademark or servicemark protection for VelocityHSI and we do not intend to pursue such protections at this time We cannot assure you that the use of our name, "VelocityHSI", will be free from legal challenges or we will have sufficient funds to withstand such challenges or claims, regardless of merit. If we are unable to protect our name, it could seriously affect our ability to market our services. In addition, legal challenges to our proprietary rights could lead to a substantial diversion of our limited resources.

Uncertain federal and state tax and other surcharges on our services may increase our payment obligations.

     The tax treatment of the Internet and e-commerce is currently unsettled. A number of proposals have been made at the federal, state and local level that could impose taxes on the sale of goods and services ordered through the Internet. A recently passed federal law has placed a three-year moratorium on types of taxation on Internet commerce. However, this moratorium may not continue and we cannot predict the effect of any current or future attempts to tax or regulate commerce over the Internet. Any legislation that substantially impairs the growth of e-commerce could harm our business.

Proposed federal and state legislation with respect to Internet privacy-related issues may adversely impact our business.

     Federal and state legislators are currently studying online privacy-related issues. In particular, they are examining Internet sites' use of identifiers that enable sites, including advertisers, to track usage patterns by compiling data and to deliver customized content to users. The Federal Trade Commission and certain states' attorneys general are investigating these activities as potentially unfair and deceptive practices. In addition, other Internet privacy concerns, such as protecting the confidentiality of medical records, personal finances and credit card numbers, are also being reviewed. We have industry-standard security measures in place to maintain the confidentiality of certain subscriber information; however, our security measures may not prevent security breaches by people who intend to steal or misuse personal or confidential information of or about our subscribers. In addition, our own internal use of subscriber information, which we may use to personalize and customize service offerings to individuals and customer groups, could be the subject of government investigation or regulation in the future. We cannot predict the effect of or our liability under any legislation designed to safeguard privacy on the Internet. Any legislation that substantially impairs the growth of e-commerce could cause our sales to decline and have a material adverse effect on our business.

We may have liability for Internet content and we may not have adequate liability insurance. If we are subject to any claim that is not covered adequately by insurance, we may be liable for damages that could materially and adversely affect our financial condition.

     As a provider of email and Web hosting services, we face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials transmitted through email, posted on the Web and downloaded from the Web by our subscribers. We do not and cannot screen all of the content generated by our users, and we could be exposed to liability with respect to this content. In addition, Congress has attempted to regulate the dissemination of obscene or indecent materials over the Internet. The constitutionality of those provisions has been debated in ongoing litigation and has been subject to further litigation. We may be subject to liability for the content distributed by our subscribers.

     We have general liability and umbrella liability insurance. However, this insurance may not cover claims of these types or may not be adequate to indemnify us for all liability that may be imposed. There is also a risk that a single claim or multiple claims, if successfully asserted against us, could exceed the total of our coverage limits. Should either of these risks occur, we may not have sufficient capital to cover the claims. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could have a material adverse effect on our reputation and our business and results of operations, or could result in the imposition of criminal penalties.

We do not have an agreement concerning the occupancy of our executive offices and our occupancy could be terminated at any time.

     Our executive offices, located at 2175 North California Blvd., Suite 150, Walnut Creek, California 94596, are leased by BRE on our behalf pursuant to a lease between BRE and Metropolitan Life Insurance Company. However, there is no agreement between VelocityHSI and BRE concerning this lease agreement and BRE could terminate our occupancy of the property at any time. Although BRE has not given us any indication that it intends to terminate our tenancy under the lease, if our tenancy is terminated, we may not be able to find additional office space at all or on reasonable terms and moving our executive offices would divert significant management resources from our daily operations. As a result, our business and results of operations would be materially and adversely affected.

We must retain our directors and senior management to sustain our business. If we are unable to retain these individuals, our business would suffer and the value of your shares would be adversely affected.

     The development of our business depends on the skills, experience and performance of our directors and senior management. William Vinck, our chief operations officer has resigned effective April 13, 2001. Stephen E. Carlson, our president and chief executive officer, has taken over Mr. Vinck's duties. Christine Garvey, one of our independent directors, has notified us that she will be relocating to London in connection with her primary employment and will not be able to continue serving on our board after May 15, 2001. In addition, Morgan Guenther, the other independent director on our board, submitted his resignation to the Board of Directors on April 6, 2001, citing time constraints based on his other business obligations. The remaining members of the board are seeking replacements for Ms. Garvey and Mr. Guenther. The loss of the services of any of our other directors, or certain members of our senior management including Mr. Carlson and Charles P. Wingard, our senior vice president, chief financial officer could materially and adversely affect our business. We do not have "key person" life insurance on any of our employees.

We must retain our sales, marketing and technical personnel. If we are unable to retain a sufficient number of these personnel, our business and results of operations would be adversely affected.

     We may not be able to successfully retain and motivate qualified personnel needed in order to maintain our current operations. In December 2000, we reduced our staffing by approximately 50%. In April 2001, we announced that we eliminated an additional eight positions and that additional positions may be eliminated later in order to further conserve capital. Under our modified business plan, we currently have no intention of increasing our staff from the current level. However, given the lower staffing level, retaining our existing sales, marketing and technical personnel becomes critical to maintain customer service levels. If we are unable to retain necessary personnel, our business and our ability to develop new services and to provide acceptable levels of customer service would suffer.

Governmental regulation and legal uncertainties could impair the growth of the Internet and decrease demand for our services or increase our cost of doing business. Future government regulation could make it easier for our competitors to have access to our customers. If legislation is enacted that makes competition easier, our business and results of operations could be materially and adversely affected.

     Although there are currently few U.S. laws and regulations that specifically regulate communications or commerce over the Internet, we may become subject to burdensome government regulation which could increase our costs of doing business or subject us to liability. New and existing laws may be interpreted to cover issues which include:

     .    content;

     .    distribution;

     .    antitrust matters;

     .    user privacy;

     .    pricing controls;

     .    consumer protection;

     .    libel and defamation;

     .    copyright and trademark protection;

     .    characteristics and quality of services;

     .    sales and other taxes; and

     .    other claims based on the nature and control of Internet materials.

     The applicability to the Internet of new or existing laws in various jurisdictions governing these issues or issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Further, the growth and development of the market for high-speed home Internet service may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. We face risks due to possible changes in the way our competitors are regulated which could have an adverse effect on our business. For example, the Federal Communications Commission is considering measures that could stimulate the development of high-speed telecommunications facilities and make it easier for operators of these facilities to obtain access to customers. Favorable regulatory measures could enhance the viability of our competitors in the Internet access marketplace. In addition, changes in the regulatory environment may provide competing Internet service providers the right of access to the cable systems of local franchised cable operators. If legislation is enacted that increases competition, our business and results of operations could be materially and adversely affected.

Directors, officers and significant stockholders have substantial influence over VelocityHSI, which could prevent or delay a change in control.

     As of December 31, 2000, our executive officers, directors and significant stockholders collectively owned approximately 23% of the outstanding shares of VelocityHSI common stock. If these stockholders choose to act or vote together, they will have the power to influence matters requiring stockholder approval, including the election of our directors, amendments to our charter and approval of significant corporate transactions, including mergers or asset sales. This concentration of ownership may have the effect of discouraging others from making a tender offer or bid to acquire VelocityHSI at a price per share that is above the then-current market price.

The ongoing relationship between VelocityHSI and BRE may present conflict-of-interest situations for directors of VelocityHSI.

     VelocityHSI and BRE intend to pursue separate and distinct business strategies to minimize potential conflicts of interest between the two companies. Nonetheless, the ongoing relationship between VelocityHSI and BRE may present conflict-of-interest situations for directors of VelocityHSI. The Board of Directors has created an executive committee comprised of non-BRE directors, and may or may not continue such arrangements, depending on the composition of the Board from time to time. In any event, it is anticipated that Messrs. McDowell and Carlson will abstain from voting on any matter submitted to a vote of the VelocityHSI board of directors involving a conflict of interest with BRE. Although the directors of VelocityHSI intend to act in a manner consistent with their fiduciary duties to VelocityHSI shareholders, there is a risk that common membership on the boards of directors or in management of VelocityHSI and BRE will lead to conflicts of interest in connection with transactions between the two companies, including matters arising under the administrative services and reimbursement agreement between VelocityHSI and BRE.

We rely on a continuous power supply to conduct our operations and California's current energy crisis could disrupt our operations and increase our expenses.

     California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

Our stock price has fluctuated and may continue to fluctuate widely.

The price at which our common stock has been quoted on the National Association of Securities Dealers Over-The-Counter Bulletin Board System has been volatile and has fluctuated substantially. The price may continue to be volatile due to factors such as:

     .    actual or anticipated fluctuations in our results of operations;

     .    announcements of technological innovations;

     .    introduction of new services by us or our competitors;

     .    the trading price of equity securities of our competitors;

     .    developments with respect to intellectual property rights;

     .    conditions and trends in the Internet and other technology industries;
          and

     . general market conditions, including the depth and liquidity of the market for VelocityHSI common stock.

     In addition, the National Association of Securities Dealers Over-The-Counter Bulletin Board System has from time to time experienced significant price quotation fluctuations. These broad market price fluctuations may result in a material decline in the market price of our common stock. If the market price for our common stock declines for a prolonged period of time, we may not be able to obtain sufficient capital to implement our current business plan and attract and retain qualified employees. These results would have a material and adverse effect on our business, liquidity and financial condition.

Our common stock is deemed to be a "penny stock." Transactions in penny stocks require broker-dealers to implement additional procedures before selling a penny stock to a particular investor. These additional procedures may materially and adversely affect the trading market of our common stock.

     Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Generally, penny stocks are stocks that trade at a price of less than five dollars per share and:

     .    are not registered on a recognized national securities exchange; or

     . are not issued by an issuer with net tangible assets in excess of $2,000,000, if the issuer has been in continuous operation for at least three years, or $5,000,000, if the issuer has been in continuous operation for less than three years, or an issuer with average annual revenues of at least $6,000,000 for the last three years.

     Section 15(g) of the Securities Exchange Act of 1934 and Rule 15g-2 promulgated under the Securities Exchange Act of 1934 require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.

     In addition, Rule 15g-9 promulgated under the Securities Exchange Act of 1934 requires broker-dealers in penny stocks to approve the account of any investor for transactions in penny stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to:

     . obtain from the investor information concerning his or her financial situation, investment experience and investment objectives;

     . reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions;

     . provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination that the investor has sufficient knowledge and experience to be reasonably capable of evaluating the risks of penny stock transactions; and

     . receive a signed and dated copy of this statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives.

     Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of these shares which may materially and adversely affect the trading market of our common stock.

Future sales of our securities may cause our stock price to decline.

     The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur. As of December 31, 2000, 9,915,100 shares of common stock were held by non-affiliates and 2,812,054 shares were held by affiliates. Of these shares, approximately 9,658,252 are currently available for resale in the public market without registration, subject to compliance with Rule 144 under the Securities Act. The remaining 3,068,902 shares will become available for resale in the public market without registration, subject to compliance with Rule 144 under the Securities Act, periodically over the next five years. Moreover, as of December 31, 2000, certain holders of our stock had rights to require us to register up to 1,363,678 shares of common stock under the Securities Act in certain circumstances. In addition, holders of warrants to purchase 750,000 shares have rights to requires us, under certain conditions, to register those shares under the Securities Act under certain circumstances should they choose to exercise their warrants into our shares. These resales of common stock, or the perception that they may occur, could cause our stock price to decline. These events may also make it more difficult for us to raise funds through future offerings of common stock.

The anti-takeover provisions of Delaware's general corporation law and our certificate of incorporation and bylaws contain provisions which could delay or prevent a change in control. This could have the effect of materially and adversely affecting the value of your shares because it may discourage an acquisition or take-over.

    Our certificate of incorporation and bylaws contain the following provisions that could delay or prevent a change in control of VelocityHSI or could limit the price that investors might be willing to pay in the future for shares of our common stock:

     . establishing a staggered board of directors, which prevents a third party from being able to remove all or a majority of our directors at once;

     . requiring the affirmative vote of holders of at least 66 2/3% of the outstanding voting stock to remove a director for cause, which could make it more difficult for a third party to remove our directors;

     . authorizing the issuance of preferred stock which can be created and issued by the board of directors without prior stockholder approval, commonly referred to as "blank check" preferred stock, with rights senior to those of our common stock, which could make it more difficult or expensive for a third party to obtain voting control;

     . prohibiting stockholder action by written consent, which requires a third party to execute the proper procedures to convene a meeting of the stockholders which could delay a third party from acquiring us;

     . requiring the affirmative vote of holders of at least 66 2/3% of the outstanding voting stock to amend any provision in our certificate of incorporation or bylaws and to approve certain business combinations, which could make it more difficult for a third party to remove the provisions we have included to prevent or delay a change of control; and

     . reserving to our board of directors the exclusive right to change the number of directors and fill vacancies on our board of directors, which could make it more difficult for a third party to obtain control of our board of directors.

These provisions, along with Section 203 of the Delaware General Corporation Law, could delay or prevent a third party from acquiring us even if this change of control would benefit our stockholders.

Item 2.   PROPERTIES

General

     VelocityHSI does not maintain any material physical properties or plants. All fixed assets relating to the infrastructure of the Company's product are
located at various apartment complexes.   These apartment complexes are owned
and operated by third-parties and the VelocityHSI equipment is maintained at the properties in accordance with ownership agreements between VelocityHSI and the owner of the property.

Headquarters

     Our executive offices are located at 2175 North California Blvd., Suite 150, Walnut Creek, California 94596 and are leased by BRE. The lease, as amended, between BRE and Metropolitan Life Insurance Company covers (i) 10,544 rentable square feet for a 5-year term at annual per square foot rents which began at $30.00 in 2000 and rise to $32.40 in the fifth year of the lease; and
(ii) 3,154 rentable square feet for a 3-year term at annual per square foot rents which began at $30.00 in 2000 and rise to $32.40 in the third year of the lease. Our executive offices currently occupy 3,154 rentable square feet of the total space covered under the lease. BRE intends to sublease the remaining portion of the space to a third party. The lease term for the space occupied by VelocityHSI ends on October 31, 2003; however, there is no agreement between VelocityHSI and BRE concerning the lease agreement and BRE may terminate our occupancy at any time.

Item 3.   LEGAL PROCEEDINGS

     In March 2001, VelocityHSI received notice that Nancye Miller had submitted a request for arbitration of a claim against VelocityHSI for breach of contract. Ms. Miller was terminated by VelocityHSI for cause in January, 2001. She claims that she was terminated without cause and that she is entitled to damages in the amount of approximately $345,000. To date, no date has been set for the arbitration. We believe that the claims asserted by Ms. Miller are without merit, and we intend to vigorously defend against the claim. While it is not feasible to predict or determine the ultimate outcome of this matter, in the opinion of management, this action will not have a material adverse effect on the Company.

     At December 31, 2000, amounts invoiced (and included as a liability in the accompanying financial statements) by Tut Systems, Inc. ("Tut"), a vendor primarily associated with the infrastructure equipment, totaled approximately $2,900,000. VelocityHSI has been actively engaged in discussions with Tut concerning warranty returns. On March 23, 2001, Tut filed a complaint against VelocityHSI in the Superior Court of Contra Costa County, California, alleging breach of contract for non-payment and damages of no less than $2,487,736.62 plus costs and interest. We intend to vigorously defend this action.

     We believe that we will increasingly become subject to claims, lawsuits and other comparable collection procedures such as those described above due to the fact that our cash will become insufficient to permit continued operations beyond the second quarter of 2001 and possibly as early as May 1, 2001. After such period, we would be required to cease operations unless we are able to consummate a strategic transaction or financial restructuring. In addition, unless we are able to obtain a substantial capital infusion, we expect that we will be unable to pay our vendors' invoices as they become due. While it is not feasible to predict or determine the ultimate outcome of any claims such as those discussed above, these and other similar actions would likely have a material adverse effect on the Company.

     The Company is also pursuing negotiations with a third party that may result in a new investment in the Company. If such investment is made, it would resolve issues in connection with earlier arrangements between such party and the Company. Although the possible funding arising from current negotiations would assist the Company to continue operating while seeking strategic alternatives, the Company does not expect any resulting funding to allow continued operations beyond the second quarter of 2001.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Our common stock is traded on the National Association of Securities Dealers Over-The-Counter Bulletin Board System under the symbol ''VHSI''. As of March 15, 2001, there were approximately 4,400 recordholders of BRE's common stock and the last reported sales price on the OTCBB was $0.2031. The number of holders does not include shares held of record by a broker or clearing agency, but does include each such broker or clearing agency as one recordholder. As of March 15, 2001, there were approximately 27,200 beneficial holders of VelocityHSI's common stock.

     The following table shows the high and low sales prices of the common stock reported on the National Association of Securities Dealers Over-The-Counter Bulletin Board System and the dividends we paid for each common share. Our common stock began trading on August 16, 2000.

                                           Year ended December 31, 2000
                                           ----------------------------
                                                    Stock Price
                                                    -----------
                                               High              Low
                                               ----              ---
           August 16, 2000................    $4.000           $2.0000
           Third Quarter..................    $4.625           $1.8125
           Fourth Quarter.................    $2.625           $0.0156

     The payment of distributions by the Company is at the discretion of the Board of Directors and depends on numerous factors, including the cash flow, financial condition, capital requirements, and other factors. We have not declared or paid cash dividends on our common stock and do not plan to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

     1. On August 7, 2000, VelocityHSI issued options to purchase approximately 694,992 shares of VelocityHSI common stock to holders of options to purchase common stock of BRE Properties, Inc. ("BRE"). The offer and sale of such securities was made pursuant to the exemption from registration under Rule 701 as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. The exercise price of each VelocityHSI option was established using the ratio of the holder's BRE option exercise price to the underlying BRE market value per share immediately before the distribution and took into account the five to one exchange ratio for BRE to VelocityHSI. This ratio was then applied to the VelocityHSI value per share at the time of the distribution to establish the exercise price of the VelocityHSI option. The exercise price of the existing BRE option after the distribution was calculated by applying the same ratio to the BRE market value per share immediately after the distribution. The market value of BRE common stock immediately before the distribution was based on the market capitalization of BRE on the date three days prior to the distribution record date. The VelocityHSI value was based on $1.20 per share, the amount determined by the board of directors of BRE, after consideration of an analysis prepared by an independent valuation and consulting firm, to represent the fair value of a share of VelocityHSI common stock at the time of the distribution. As of December 31, 2000, VelocityHSI issued 570,364 shares of common stock upon exercise of these options. As of December 31, 2000, 6,580 shares were cancelled, 242,818 of these shares were fully vested and 320,966 of these shares were held as restricted shares pursuant to early exercises of these options.

     2. On August 7, 2000, VelocityHSI sold, at a price of $0.50 per share, 1,721,816 shares of VelocityHSI common stock, to officers and employees of VelocityHSI and gave an aggregate of 395,000 shares of VelocityHSI common stock without compensation to employees of BRE, subject to certain vesting and repurchase rights. The offer, sale and gift of such securities was made pursuant to an exemption from registration under the Securities Act in reliance on
Section 4(2) of such Act as transactions by an issuer not involving any public offering. As of December 31, 2000, 619,854 shares were cancelled, 160,704 shares had vested and 1,336,258 shares remained restricted.

     3. In August, 2000, VelocityHSI sold, at a price of $1.20 per share, 181,347 shares of VelocityHSI common stock to holders of units in BRE Property Investors LLC. The offer and sale of such securities was made pursuant to an exemption from registration under the Securities Act in reliance on Section 4(2) of such Act as transactions by an issuer not involving any public offering.

     4. On August 15, 2000, Banc of America Mortgage Capital Corporation ("BAMCC") purchased warrants of VelocityHSI, Inc. for a price of $112,500, giving BAMCC the right to purchase 450,000 shares of common stock of VelocityHSI. These warrants may be exercised on or before August 15, 2005 and the exercise price for these warrants is $1.20 per share which equaled the fair market value of our common stock as of the date of grant. The offer and sale of such securities was made pursuant to an exemption from registration under the Securities Act in reliance on Section 4(2) of such Act as transactions by an issuer not involving any public offering.

     5. On August 11, 2000, a director of the Company early exercised options for 55,000 shares of common stock. As of December 31, 2000, no shares had vested. The offer and sale of such securities was made pursuant to an exemption from registration under the Securities Act in reliance on Section 4(2) of such Act as transactions by an issuer not involving any public offering.

     6. On October 12, 2000, BAMCC purchased warrants of VelocityHSI, Inc. for a price of $75,000, giving BAMCC the right to purchase 300,000 shares of common stock of VelocityHSI. These warrants may be exercised on or before October 12, 2005, and the exercise price for these warrants is $1.20 per share which equaled the common stock fair market value at date of grant. The offer and sale of such securities was made pursuant to an exemption from registration under the Securities Act in reliance on Section 4(2) of such Act as transactions by an issuer not involving any public offering.

Item 6.   SELECTED FINANCIAL DATA

  The selected financial data below should be read in conjunction with ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' and the financial statements and notes. Due to the fact that there were no operations before March 1, 1999, financial data prior to this commencement date has not been included.


                                                                                                        Period from March 1, 1999
                                                                                                       (commencement of operations)
                                                                      Year ended December 31, 2000      through December 31, 1999
                                                                      ----------------------------      -------------------------
          Operating Results
          Revenues.....................................................    $     473,897                        $   138,125

          Less:
           Cost of services............................................        3,826,591                            287,779
           Sales and marketing.........................................        2,165,547                             53,396
           Product development.........................................        2,146,565                                  -
           General and administrative..................................        4,315,640                              4,861
           Impairment loss on on-site equipment........................        5,060,367                                  -
           Loss on inventory of equipment..............................        3,481,579                                  -
           Amortization of deferred compensation and other stock
             compensation expense......................................          671,994                                  -
                                                                           -------------                        -----------
          Operating loss...............................................      (21,194,386)                          (207,911)
                                                                           -------------                        -----------
           Transaction costs...........................................        3,006,279                                  -
           Interest....................................................           92,493                                  -
                                                                           -------------                        -----------
          Net loss.....................................................    $ (24,293,158)                       $  (207,911)
                                                                           =============                        ===========
          Balance sheet information
          Cash.........................................................    $     556,410                                  -
          Total current assets.........................................        1,909,507                                  -
          On-site equipment............................................        1,109,845                        $   857,350
          Total assets.................................................        4,164,938                            887,000
          Advances from BRE Properties, Inc............................        7,270,376                                  -
          Total liabilities............................................       13,857,308                                  -
          Shareholders' (deficit) equity...............................       (9,692,370)                           887,000
          Cash flow information and other data
          Net cash flows used in operating activities..................    $ (12,405,555)                       $  (102,842)
          Net cash flows used in investing activities..................       (8,097,973)                          (992,069)
          Net cash flows from financing activities.....................       21,059,938                          1,094,911
          Dividends to common shareholders.............................                -                                  -
          Weighted average pro forma common shares used in
           computing basic and diluted pro forma net loss per share....        6,200,185                                N/A

          Shares outstanding at end of period..........................       12,727,154                                N/A

          Basic and diluted pro forma net loss per share...............    $       (3.92)                               N/A

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     VelocityHSI commenced operations in March 1999 with limited revenue generating activities conducted mainly on a part-time basis by several BRE employees. On January 1, 2000, BRE formed a division with accounting and reporting separate and discrete from all of BRE's other activities and referred to as "Project Velocity." In April 2000, BRE formed a Delaware corporation, VelocityHSI, Inc., which had no assets or liabilities until August 7, 2000, when the operations and assets of Project Velocity were transferred to VelocityHSI, Inc. in exchange for 10,430,061 shares of common stock of VelocityHSI transferred to BRE. A number of employees of BRE then joined VelocityHSI. On August 15, 2000, BRE distributed a portion of the shares received from VelocityHSI to BRE common shareholders and retained the balance. In addition, the holders of stock options in BRE received options in VelocityHSI as an anti-dilution mechanism. In related issuances of securities, VelocityHSI sold shares of its common stock subject to vesting requirements and forfeiture provisions to seven of its officers, issued without consideration shares of its common stock subject to vesting requirements and forfeiture provisions to six employees of BRE, and offered to sell to the holders of units in BRE Property Investors LLC other than BRE, one share of VelocityHSI common stock for each five shares of BRE common stock issuable to the unit holder upon exchange of the units held by the unit holder. On August 7, 2000, BRE entered into an agreement with VelocityHSI to provide up to $10 million in funds through September 30, 2001 to finance its operating expenses and the costs of installing equipment at properties not owned by BRE. BRE also agreed to provide us with funds through September 30, 2001, without limitation on amount, to finance the installation of our equipment at properties owned by BRE. We refer to this credit commitment by BRE as the "BRE Line."

     Monthly subscriber fees comprised 100% of revenues for the year ended December 31, 2000 and the period ended December 31, 1999. As of December 31, 2000, all of our subscribers were residents of apartment communities either owned by BRE or owned by entities in which BRE is a minority partner.

     Subscribers pay our subscription fees for our Internet services on a monthly basis. The subscriber can terminate our service upon 30 days notice. Our subscribers are not required to sign written contracts to pay for our subscription fees for any minimum length of time. These subscription fees are recognized as income is earned. As part of our marketing plan, we may reduce the charges to potential subscribers as part of special promotions. As of December 31, 2000, we had approximately 2,300 subscribers in 40 apartment communities.

Recent Developments

     In December 2000, in response to adverse changes in the capital and credit markets and our inability to obtain additional financing, we adopted a modified business plan and as part of the plan, we laid off approximately 50% of our workforce and announced the deferral of our efforts to expand service to other apartment properties until such time as we were able to obtain additional financing. In April 2001, we announced that we eliminated an additional eight positions and that additional positions may be eliminated later in order to further conserve capital.

     As of December 31, 2000, BRE had extended $7,177,883, excluding accrued interest of $92,493, under the BRE Line. BRE has included, as a reserve or a deduction against available funds under the BRE Line, the future lease payments of our corporate offices. In March 2001, BRE informed us that due to a possible sublease for a significant portion of the office lease, the reserve for the office lease would be reduced; however, BRE reserved additional amounts under the BRE Line based on contracts entered into by BRE on behalf of VelocityHSI. These contracts primarily consist of leases for equipment and office space (other than the space subject to the possible sublease) and T-1 service agreements. As a result of these new reserves, the amount available to us under the BRE Line as of March 15, 2001 was $695,372. BRE has indicated that it does not intend to increase its level of committed funding beyond its original commitment of the BRE Line. We currently have no external debt facility or source of funds other than BRE. An analysis of the amount available under the BRE Line follows (excludes accrued interest of $191,601, which accrues separately from the BRE Line):

                                                                As of March 15,
                                                                     2001
                                                                 ------------
          Basic amount                                           $ 10,000,000
          Additional amount available for cost of                   1,235,156
            installations at BRE owned communities
          Reserve for BRE commitments                              (2,400,000)
          Advances to March 15, 2001                               (8,139,784)
                                                                 ------------
          Net available for future borrowing under the BRE
            Line as of March 15, 2001                            $    695,372
                                                                 ============

     We have previously stated that in light of the available amount under the BRE Line and our current lack of other funding sources, we expect that our cash will become insufficient to permit continued operations beyond the second quarter of 2001 and possibly as early as May 1, 2001, although there can be no assurance in this regard. In order to continue operations beyond that period, we will require an additional, substantial capital infusion. The Company is also pursuing negotiations with a third party that may result in a new investment in the Company. If such investment is made, it would resolve issues in connection with earlier arrangements between such party and the Company. Although the possible funding arising from current negotiations would assist the Company to continue operating while seeking strategic alternatives, the Company does not expect any resulting funding to allow continued operations beyond the second quarter of 2001.

     We are actively exploring strategic alternatives, which might include a merger, asset sale, or another comparable transaction or a financial restructuring. However, in the event we are unsuccessful in completing one of these strategic alternatives, we will be required to cease operations during the second quarter of 2001, and possibly as early as May 1, 2001. In that case, our common stock is expected to have no value. In addition, potential investors in our securities should consider the risk that, even if we are successful in completing a strategic transaction as described above, our common stock may nonetheless have no value. In addition, if we are able to complete a financing through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders will likely experience significant dilution.

     The accompanying financial statements have been prepared assuming that VelocityHSI will continue as a going concern. However, the accompanying Report of Independent Auditors states that we have experienced recurring losses from operations and has a working capital deficiency which have adversely affected our liquidity and that these conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. See our discussion under the section entitled "Preliminary Statement."

RESULTS OF OPERATIONS
Comparison of the year ended December 31, 2000 and the period from March 1, 1999 (commencement of operations) through December 31, 1999.

     Revenues totaled $473,897 for the year ended December 31, 2000 and $138,125 for the period from March 1, 1999 (commencement of operations) through December 31, 1999. This increase was due to an increased number of subscribers over the year ended December 31, 2000. Revenues consist solely of subscription fees from subscribers to our monthly Internet access service. Subscription fees vary in amount based on the level of service a subscriber chooses.

     Cost of services totaled $3,826,591 for the year ended December 31, 2000, as compared to $287,779 for the period from March 1, 1999 (commencement of operations) through December 31, 1999. The increase of $3,538,812 in cost of services resulted from the addition of new apartment communities as customers and the addition of more subscribers during the year ended December 31, 2000 in addition to related increases in depreciation of capitalized equipment installation costs. The costs, excluding depreciation, for the year ended December 31, 2000 consisted of $1,478,790 in charges for wiring, setup and installation of apartment infrastructures performed by an independent contractor, T-1 access charges of $662,295 and, to a lesser extent, commissions to on-site personnel for new subscriptions. For the period ended December 31, 1999, costs, excluding depreciation, consisted primarily of $93,670 in charges for wiring, setup and installation of apartment infrastructures performed by an independent contractor and T-1 access charges of $69,590.

     Included in costs of services is depreciation expense totaling $1,315,938 for the year ended December 31, 2000 compared to $105,069 for the period from March 1, 1999 (commencement of operations) through December 31, 1999. The increase of $1,210,869 is directly related to the increase in equipment placed in service in 2000 and is calculated on a straight-line basis over three years.

     Sales and marketing expenses totaled $2,165,547 for the year ended December 31, 2000. For the period from March 1, 1999 (commencement of operations) through December 31, 1999, sales and marketing expenses totaled $53,396. The increase in sales and marketing expenses of $2,112,151 related primarily to salaries, promotional materials and site assessment surveys for new communities, many of which did not receive VelocityHSI service during 2000 and, in line with our modified business plan, we have no current intention to provide VelocityHSI service to these communities.

     Product development expenses totaled $2,146,565 for the year ended December 31, 2000. No such costs were incurred for the period from March 1, 1999 (commencement of operations) through December 31, 1999. This increase resulted primarily from the costs associated with the development and testing of a customer user interface that we determined was not economical to operate.

     General and administrative expenses totaled $4,315,640 for the year ended December 31, 2000, an increase of $4,310,779 over the $4,861 expense for the period from March 1, 1999 (commencement of operations) through December 31, 1999. The increase resulted from direct and indirect personnel costs of executive and administrative officers and support personnel, facility costs and expenses for travel, printing, and office supplies incurred in connection with the development of the VelocityHSI business.

     Impairment loss on on-site equipment totaled $5,060,367 for the year ended December 31, 2000. No such costs were incurred for the period from March 1, 1999 (commencement of operations) through December 31, 1999. Impairment of on-site equipment which was installed at certain properties for which a negative future undiscounted cash flow over the remaining life of the asset was written down to a zero carrying value. In addition, the loss on inventory of equipment, totaling $3,481,579, results from the write-down of equipment from invoiced amounts due primarily from our decision to stop installations in new communities and what we consider inadequate performance of the equipment. We are pursuing warranty claims with the vendor; however there can be no assurance we will be successful. Accordingly, the value of inventory of equipment was reduced to its estimated resale value.

     Amortization of deferred compensation and other stock compensation expense totaled $671,994 for the year ended December 31, 2000. No such costs were incurred for the period from March 1, 1999 (commencement of operations) through December 31, 1999. This amortization is primarily associated with the issuance of shares of restricted common stock to certain employees of VelocityHSI and BRE during August 2000. Of this total expense, $409,180 relates to general and administrative personnel, $119,808 relates to an employee in the sales and marketing department, $118,167 relates to employees associated with product development, and $24,839 relates to non-employees and other expenses.

     Operating loss of $21,194,386 for the year ended December 31, 2000 increased $20,986,475 compared to $207,911 for the period March 1, 1999 (commencement of operations) through December 31, 1999 primarily due to a significant increase in our operations impairment loss on on-site equipment and loss on inventory of equipment.

     Transaction costs related to the spin-off of VelocityHSI from BRE were $3,006,279 for the year ended December 31, 2000. These costs consist of legal and professional fees, financial printing fees, stock service fees and other costs incurred prior to the August 7, 2000 spin-off of VelocityHSI from BRE. No such costs were incurred in the period from March 1, 1999 (commencement of operations) through December 31, 1999.

     Net loss of $24,293,158 and $207,911 for the year ended December 31, 2000 and the period from March 1, 1999 (commencement of operations) through December 31, 1999, respectively, resulted from the costs of services, sales and marketing costs, depreciation, general and administrative costs and transaction costs exceeding revenues generated from subscriber service fees.

Liquidity and Capital Resources

     Cash used in operating activities, primarily for the payment of operating expenses, was $12,405,555 and $102,842 for the year ended December 31, 2000 and the period from March 1, 1999 (commencement of operations) through December 31, 1999, respectively. In the event that we are able to obtain additional capital to continue operations beyond May 1, 2001, we expect to experience substantial negative cash flow from operating activities for the foreseeable future. Our future cash requirements as well as our revenues, assuming we commence installations of VelocityHSI service at new apartment communities, will depend on a number of factors including: the number of multifamily apartment properties with which we contract to provide services; the terms of contracts with the multifamily apartment property owners; subscriber penetration within the multifamily apartment property; monthly subscription rates; variable installation and setup costs at each multifamily apartment property and marketing costs.

     We incur both infrastructure deployment costs (i.e. system installation costs to place equipment in service at each property) and incremental installation costs to set up each new subscriber with VelocityHSI service. Since we have not charged the property owner or subscribers for these installation costs (and have no intention to start charging for installation), and the monthly subscriber fees generated from VelocityHSI service are earned over a period of time, we experience negative cash flows initially upon installation.

     Net cash used in investing activities was $8,097,973 and $992,069 for the year ended December 31, 2000 and the period from March 1, 1999 (commencement of operations) through December 31, 1999, respectively. The infrastructure deployment technology solution and cost required to provide VelocityHSI service to apartment communities varies. In apartments where all of the individual units' telephone lines terminate in a single, central location ("central communities"), the technology solution may be different than apartment communities where the individual apartment units' telephone lines do not terminate in a single location ("non-central communities"). We estimate that over one-half of the apartment communities which are in our target market are non-central communities. The cost of infrastructure deployment in non-central communities may be higher than central communities and we have been pursuing technology solutions which are cost effective for both types of apartment communities. However, no assurance can be given that we will be successful in identifying cost effective technology solutions to all communities. As further discussed below, we have no current intention to deploy VelocityHSI service to any additional communities.

     Our expenses and capital expenditures prior to August 7, 2000 were financed with funds advanced from BRE as part of the intracompany equity account. Of the total $11,937,483 in advances for the year ended December 31, 2000, $2,747,750 relate to transaction costs, $3,983,986 relate to operating expenses and $5,205,747 relate to purchases of fixed assets. These funds are not part of the BRE Line described below. On August 7, 2000, we entered into an agreement with BRE pursuant to which BRE has agreed to provide us with up to $10,000,000 in additional funds through September 30, 2001 to finance our operating expenses and the costs of installing equipment at properties which are not owned by BRE. We refer to this financing arrangement as the "BRE Line". The BRE Line also covers funds advanced through September 30, 2001 to finance the installation of our equipment at properties owned by BRE. As of December 31, 2000, the costs of installations of BRE owned properties was $1,233,258; this amount is included in the total amount available to borrow on the BRE Line. In addition, BRE has entered into contracts prior to August 7, 2000, including the lease for our corporate offices, which are included as a reserve, or deduction against available funds on the BRE Line. At December 31, 2000, after advances and reserves, a total of $2,325,856 was available under the BRE Line. At March 15, 2001, after advances and reserves, a total of $695,372 was available under the BRE Line. An analysis of the BRE Line follows:

                                                                  As of            As of
                                                              December 31,       March 15,
                                                                  2000             2001
                                                              ------------     ------------
          Basic amount                                        $ 10,000,000     $ 10,000,000
          Cost of installations at BRE owned communities         1,233,258        1,235,156
          Reserve for BRE commitments                           (1,729,519)      (2,400,000)
                                                              ------------     ------------
                             Subtotal                            9,503,739        8,835,156
                                                              ------------     ------------
          Advances to December 31, 2000 and
              March 15, 2001, respectively                      (7,177,883)      (8,139,784)
                                                              ------------     ------------
          Net available for future borrowing                  $  2,325,856     $    695,372
                                                              ============     ============

     The cost of installation at BRE owned properties may increase due to additional capital expenditures at such communities. The reserve for BRE commitments may increase or decrease depending on whether such obligations are paid, additional charges assessed or discharged. The above advances exclude accrued interest of $92,493 and $191,601 at December 31, 2000 and March 15, 2001, respectively.

  We must repay, on or before September 30, 2001, all of the funds advanced to us by BRE under the agreement, together with accrued interest on unpaid balances at the rate of 9% per year ($92,493 at December 31, 2000). BRE advanced a total of $7,177,883 to us through December 31, 2000, and $2,325,856 was available to us under the BRE Line, subject to changes, if any, in amounts reserved by BRE. We currently have no external debt facility or source of funds other than BRE and BRE has not committed to provide us with funds in addition to the BRE Line or make any change in the due date of September 30, 2001.

  In December 2000, in response to adverse changes in the capital and credit markets and our inability to fund by an anticipated lender, we adopted a modified business plan and as part of the plan, we laid off approximately 50% of our workforce and announced the deferral of our efforts to expand service to other apartment properties until such time as we were able to obtain additional financing. We also entered into discussions with vendors to reduce invoiced amounts. The invoiced amounts of certain other vendors are under dispute or we have proposed the return of the equipment (due to warranty or other reasons) for credit against the invoiced amount. At December 31, 2000, amounts owed to a vendor primarily associated with the infrastructure equipment totaled approximately $2,900,000. Currently, we are actively engaged in discussions with this vendor concerning warranty returns and the vendor has filed an action against us in the Superior Court of Contra Costa County, California. There can be no assurance that we will be successful in negotiating a settlement or other reduction of the invoiced amounts or defending against this or other lawsuits (see Item 3, "Legal Proceedings"). Accordingly, the invoiced amounts for all of our vendors have been recorded without reduction as liabilities at December 31, 2000. The liabilities we have recorded (in accordance with a policy of recording invoiced amounts as a liability, regardless of potential claims or offsets) at December 31, 2000 are well in excess of funding available under the BRE Line. In addition, even after our reductions in staffing, we believe that we will continue to experience significant negative cash flow from our operations in 2001. Accordingly, unless we are able to obtain significant amounts of additional capital, we are not currently able to pay the full amount, if any, of liabilities.

   We have previously stated that in light of the available amount under the BRE Line and our current lack of other funding sources, we expect that our cash will become insufficient to permit continued operations beyond the second quarter of 2001 and possibly as early as May 1, 2001, although there can be no assurance in this regard. In order to continue operations beyond that period, we will require an additional, substantial capital infusion. The company is also pursuing negotiations with a third party that may result in a new investment in the company. If such investment is made, it would resolve issues in connection with earlier arrangements between such party and the company. Although the possible funding arising from current negotiations would assist the company to continue operating while seeking strategic alternatives, the company does not expect any resulting funding to allow continued operations beyond the second quarter of 2001.

  We are actively exploring strategic alternatives, which might include a merger, asset sale, or another comparable transaction or a financial restructuring. However, in the event we are unsuccessful in completing one of these strategic alternatives, we will be required to cease operations during the second quarter of 2001, and possibly as early as May 1, 2001. In that case, our common stock is expected to have no value. In addition, potential investors in our securities should consider the risk that, even if we are successful in completing a strategic transaction as described above, our common stock may nonetheless have no value. In addition, if we are able to complete a financing through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders will likely experience significant dilution.

  The accompanying financial statements have been prepared assuming that VelocityHSI will continue as a going concern. However, the accompanying Independent Auditors' Report states that we have experienced recurring losses from operations which have adversely affected our liquidity and that these conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. See our discussion under the section entitled "Preliminary Statement."

  See the discussion in the section entitled "Preliminary Statement" and the "Recent Developments" section of Management's Discussion and Analysis.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  As of December 31, 2000, the Company's debt structure only included short-term, fixed rate debt. Although the Company did not have any long-term debt outstanding at December 31, 2000, the Company is still exposed to indirect market risk for changes in interest rates. However, the Company does not expect any material loss attributable to these risks or significant changes in its business prospects.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See the Index to Financial Statements. Such Financial Statements and Schedules are incorporated herein by reference.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by Item 10 as to directors and executive officers is incorporated by reference from the Sections entitled "Directors and Executive Officers of the Registrant" and "Compliance with the Reporting Requirements of
Section 16(a)" in the Company's Proxy Statement for the Company's 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year. In the event that the Proxy Statement is not filed within the 120-day period, the information required by Item 10 will be filed as an amendment to this Form 10-K no later than the end of such 120-day period.


Item 11.  EXECUTIVE COMPENSATION

  The information required by Item 11 is incorporated by reference from the Sections entitled "Executive Compensation" in the Company's Proxy Statement for the Company's 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year. In the event that the Proxy Statement is not filed within the 120-day period, the information required by Item 11 will be filed as an amendment to this Form 10-K no later than the end of such 120-day period.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT

  The information required by Item 12 is incorporated by reference from the Sections entitled "Security Ownership of Certain Beneficial Holders and Management" in the Company's Proxy Statement for the Company's 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year. In the event that the Proxy Statement is not filed within the 120-day period, the information required by Item 12 will be filed as an amendment to this Form 10-K no later than the end of such 120-day period.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Item 13 is incorporated by reference from the Sections entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the Company's 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year. In the event that the Proxy Statement is not filed within the 120-day period, the information required by Item 13 will be filed as an amendment to this Form 10-K no later than the end of such 120-day period.

                                    PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements

     1. Financial Statements:

          Report of Independent Auditors

          Balance Sheets at December 31, 2000 and 1999

          Statements of Operations for the year ended December 31, 2000 and the period from March 1, 1999 (commencement of operations) through December 31, 1999

          Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2000 and the period from March 1, 1999 (commencement of operations) through December 31, 1999

          Statements of Cash Flows for the year ended December 31, 2000 and the period from March 1, 1999 (commencement of operations) through December 31, 1999

          Notes to Financial Statements

     2. Financial Statement Schedule:

          Schedule II - Valuation and qualifying accounts

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

     3. See Index to Exhibits immediately following the Financial Statements. Each of the exhibits listed is incorporated herein by reference.

(b)  Reports on Form 8-K:

        None.

(c)  Exhibits

        See Index to Exhibits.

(d)  Financial Statement Schedules

        See Financial Statements and Financial Statement Schedule above.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                VelocityHSI, Inc.




                                By        /s/  Stephen E. Carlson
                                  ---------------------------------------------
                                              Stephen E. Carlson
                                President, Chief Executive Officer and Director


Dated: April 13, 2001
       --------------

                               POWER OF ATTORNEY

  KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen E. Carlson and Charles P. Wingard, each of whom may act without joinder of the other, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signature                                            Title                                      Dated
     ---------                                            -----                                      -----
/s/ Stephen E. Carlson                   President, Chief Executive Officer and                  April 13, 2001
-------------------------                                                                 ------------------------------
  Stephen E. Carlson                     Director
                                         (Principal Executive Officer)

/s/ Charles P. Wingard                   Senior Vice President,                                  April 13, 2001
-------------------------                                                                 ------------------------------
  Charles P. Wingard                     Chief Financial Officer, Secretary and
                                         Treasurer
                                         (Principal Financial and
                                         Accounting Officer)

/s/ LeRoy E. Carlson                     Director, Chairman of the Board                         April 13, 2001
-------------------------                                                                 ------------------------------
  LeRoy E. Carlson

/s/ Christine Garvey                     Director                                                April 13, 2001
-------------------------                                                                 ------------------------------
  Christine Garvey

/s/ Frank C. McDowell                    Director                                                April 13, 2001
-------------------------                                                                 ------------------------------
  Frank C. McDowell

                        REPORT OF INDEPENDENT AUDITORS



To the Shareholders and Directors of
VelocityHSI, Inc.:

  We have audited the accompanying balance sheets of VelocityHSI, Inc. (the Company) as of December 31, 2000 and 1999, and the related statements of operations, shareholders' equity (deficit) and cash flows for the year ended December 31, 2000 and the period from March 1, 1999 (commencement of operations) through December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VelocityHSI, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for the year ended December 31, 2000 and the period from March 1, 1999 (commencement of operations) through December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                       /s/   Ernst & Young LLP
San Francisco, California
February 23, 2001

                               VELOCITYHSI, INC.

                                BALANCE SHEETS


                                                                             December 31,            December 31,
                                                                                 2000                   1999
                                                                             --------------          ------------
ASSETS

Current assets:
Cash                                                                           $    556,410           $        -
Inventory of equipment                                                              417,680                    -
Other current assets                                                                935,417                    -
                                                                               ------------          -----------
Total current assets                                                              1,909,507                    -
                                                                               ------------          -----------


On-site equipment                                                                 1,430,262              962,419
Office equipment                                                                  1,022,884                    -
                                                                               ------------          -----------
                                                                                  2,453,146              962,419
Less accumulated depreciation                                                      (421,539)            (105,069)
                                                                               ------------          -----------
                                                                                  2,031,607              857,350

Software                                                                             95,164               29,650
Other assets                                                                        128,660                    -
                                                                               ------------          -----------

TOTAL ASSETS                                                                   $  4,164,938           $  887,000
                                                                               ============          ===========



LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses                                          $  6,586,932           $       -
Advances from BRE Properties, Inc. (note 11)                                      7,270,376                    -
                                                                               ------------          -----------
Total current liabilities                                                        13,857,308                    -
                                                                               ------------          -----------


Shareholders' equity (deficit):
Intracompany account                                                                      -            1,094,911
Preferred stock, $0.01 par value; 50,000,000 shares authorized. No shares issued or outstanding at December 31, 2000 and 1999,
 respectively                                                                             -                    -
Common stock, $0.01 par value; 100,000,000 shares authorized. Shares issued and outstanding: 12,727,154 at December 31, 2000; no shares
 issued at December 31, 1999                                                        127,271                    -
Additional paid in capital                                                       15,279,083                    -
Deferred compensation                                                              (597,655)                   -
Accumulated deficit                                                             (24,501,069)            (207,911)
                                                                               ------------          -----------
Total shareholders' equity (deficit)                                             (9,692,370)             887,000
                                                                               ------------          -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                           $  4,164,938           $  887,000
                                                                               ============          ===========

     See Report of Independent Auditors and Notes to Financial Statements

                               VELOCITYHSI, INC.

                           STATEMENTS OF OPERATIONS


                                                                                                     Period from March 1,
                                                                               Year ended           1999 (commencement of
                                                                               December 31,          operations) through
                                                                                  2000                December 31, 1999
                                                                               -------------        ---------------------
Revenues
Subscription fees                                                               $    473,897                  $  138,125
                                                                               -------------           -----------------


Operating expenses
Cost of services (including depreciation of $1,315,938
    and $105,069 respectively)                                                     3,826,591                     287,779
Sales and marketing                                                                2,165,547                      53,396
Product development                                                                2,146,565                           -
General and administrative (including $151,478 and
  $0 of depreciation, respectively)                                                4,315,640                       4,861
Impairment loss on on-site equipment                                               5,060,367                           -
Loss on inventory of equipment                                                     3,481,579                           -
Amortization of deferred compensation and other
   stock compensation expense                                                        671,994                           -
                                                                               -------------           -----------------
Total operating expenses                                                          21,668,283                     346,036

                                                                               -------------           -----------------

Operating loss                                                                   (21,194,386)                   (207,911)

Other expenses:
  Transaction costs related to spin-off                                            3,006,279                           -
  Interest to BRE Properties, Inc.                                                    92,493                           -
                                                                               -------------           -----------------
Net loss                                                                        $(24,293,158)                 $ (207,911)
                                                                               =============           =================


Basic and diluted pro forma net loss per share                                  $      (3.92)                 $      N/A
                                                                               =============           =================
Weighted average pro forma common shares used in
computing basic and diluted pro forma net loss per share                           6,200,185                         N/A
                                                                               =============           =================

     See Report of Independent Auditors and Notes to Financial Statements

                               VELOCITYHSI, INC.

                 STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                              Additional
                                            Number       Intra-      Common     Paid in     Deferred     Accumulated
                                           of Shares    company      Stock      Capital   Compensation     Deficit         Total
                                         ----------- -------------  --------  ----------- ------------  -------------  ------------
   Advances from BRE                                 $   1,094,911                                                     $  1,094,911
   Net loss and comprehensive loss                                                                       $   (207,911)     (207,911)
                                                     -------------                                      -------------  ------------
Balance at December 31, 1999                             1,094,911                                           (207,911)      887,000
                                                     -------------                                      -------------  ------------

   Additional advances from BRE                         11,937,483                                                       11,937,483
   Net loss and comprehensive loss                                                                         (2,214,263)   (2,214,263)
                                                     -------------                                      -------------  ------------
Balance at August 7, 2000                               13,032,394                                         (2,422,174)   10,610,220
                                                     -------------                                      -------------  ------------

   Issuance of common stock:
   BRE                                    10,430,061 $ (13,032,394) $104,301  $12,928,093                              $          -
   VelocityHSI and BRE Employees           2,116,816                  21,168    2,051,667  $(1,211,927)                     860,908
   Cancellation of VelocityHSI Employees    (619,854)                 (6,199)    (736,189)     403,096                     (339,292)
   Exercise of mirrored stock options
     by BRE optionees                        570,364                   5,704      566,888                                   572,592
   Other cancellations                        (6,580)                    (66)        (129)                                     (195)
   Exercise of stock options                  55,000                     550       65,450                                    66,000
   BRE Properties Investors, LLC             181,347                   1,813      215,803                                   217,616
   Issuance of warrants                                                           187,500                                   187,500

   Amortization of deferred
    compensation expense and other                                                                                          211,176
   Net loss and comprehensive loss                                                             211,176   $(22,078,895)  (22,078,895)
                                         ----------- -------------  --------  -----------  -----------  -------------  ------------
Balance at December 31, 2000              12,727,154 $           -  $127,271  $15,279,083  $  (597,655)  $(24,501,069) $ (9,692,370)
                                         =========== =============  ========  ===========  ===========  =============  ============

     See Report of Independent Auditors and Notes to Financial Statements

                               VELOCITYHSI, INC.
                           STATEMENTS OF CASH FLOWS

                                                                                                             Period from
                                                                                                            March 1, 1999
                                                                                                            (commencement
                                                                                                            of operations)
                                                                                       Year ended               through
                                                                                       December 31,           December 31,
                                                                                           2000                   1999
                                                                                      -------------         --------------
Operating Activities:                                                                 $ (24,293,158)        $     (207,911)
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation expense                                                                    1,467,415                105,069
  Amortization and other non-cash expenses                                                  836,995                      -
  Impairment loss on on-site equipment                                                    5,060,367                      -
  Loss on inventory of equipment                                                          3,481,579                      -
  Changes in operating assets and liabilities:
    (Increase) in other assets                                                           (1,976,845)                     -
    Increase in accounts payable and accrued expenses                                     3,018,092                      -
                                                                                      -------------         --------------
Net Cash Used in Operating Activities:                                                  (12,405,555)              (102,842)
                                                                                      -------------         --------------


Investing Activities:
  Purchases of on-site equipment                                                         (6,628,800)              (962,419)
  Purchases of inventory of equipment and software costs                                 (1,469,173)               (29,650)
                                                                                      -------------         --------------
Net Cash Used in Investing Activities:                                                   (8,097,973)              (992,069)
                                                                                      -------------         --------------
Financing Activities:
  Increase in advances from BRE post spin-off                                             7,270,376                      -
  Issuance of common stock for cash:
     Pre spin-off advances from BRE converted to equity                                  11,937,483              1,094,911
     VelocityHSI employees, net of repurchases                                              860,908                      -
     Exercise of stock options and other                                                    803,671                      -
  Issuance of warrants for cash proceeds                                                    187,500                      -
                                                                                      -------------         --------------
Net Cash Provided by Financing Activities:                                               21,059,938              1,094,911
                                                                                      -------------         --------------

Net increase in cash                                                                        556,410                      -
Cash at beginning of period                                                                       -                      -
                                                                                      -------------         --------------
Cash at end of period                                                                 $     556,410         $            -
                                                                                      =============         ==============

Supplemental disclosure of non-cash investing and financing transactions:
  Issuance of shares to BRE for conversion of advances to equity                      $  13,032,394         $            -
                                                                                      =============         ==============

  Deferred compensation:
    Issuance of shares, subject to vesting, to certain employees of BRE for services  $       6,656         $            -
                                                                                      =============         ==============
    Issuance of shares, subject to vesting, to certain employees of VelocityHSI for
       services                                                                       $     802,175         $            -
                                                                                      =============         ==============

     See Report of Independent Auditors and Notes to Financial Statements

                               VELOCITYHSI, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.  Company

     VelocityHSI, Inc. ("we", "VelocityHSI" or "the Company") provides high-speed Internet access to the multifamily apartment industry.

     The business referred to as VelocityHSI commenced operations as "Project Velocity" in March 1999 by several BRE employees of BRE Properties, Inc. ("BRE") on a part-time basis. In 2000, BRE formed a division with separate reporting and accounting from BRE's other activities. For convenience in these financial statements, both the division known as Project Velocity and its legal successor, VelocityHSI, Inc., are referred to herein as VelocityHSI. In April 2000, BRE formed a Delaware corporation, VelocityHSI, Inc., which had no assets or liabilities until August 7, 2000. On August 7, 2000, the operations and assets of the Project Velocity were transferred from BRE to VelocityHSI, Inc. in exchange for VelocityHSI stock. Some employees of BRE then joined VelocityHSI. On August 15, 2000, BRE distributed approximately 87% of the shares received from VelocityHSI to BRE common shareholders and retained the balance. In addition, the holders of stock options in BRE received options in VelocityHSI as an anti-dilution mechanism. In related issuances of securities, VelocityHSI sold shares of its common stock subject to vesting requirements and forfeiture provisions to seven of its officers, issued, without consideration, shares of its common stock subject to vesting requirements and forfeiture provisions to six employees of BRE, and offered to sell to the holders of units in BRE Property Investors LLC other than BRE, one share of VelocityHSI common stock for each five shares of BRE common stock issuable to the unit holder upon exchange of the units held by the unit holder. The table below summarizes the shares of VelocityHSI common stock issued during this transaction:

                                                                                                 Shares
                                                                                              ------------
     Shares issued to BRE common shareholders in the distribution..........................      9,066,383
     Shares retained by BRE................................................................      1,363,678
                                                                                               -----------
                                                                                                10,430,061
                                                                                               -----------
     Shares issued in related transactions to:
          BRE option holders...............................................................        570,364
          Unit holders in BRE Property Investors LLC.......................................        181,347
          VelocityHSI and BRE employees (subject to forfeiture)............................      2,116,816
                                                                                               -----------
                                                                                                 2,868,527
                                                                                               -----------
     Total VelocityHSI shares outstanding as a result of the spin-off......................     13,298,588
                                                                                               ===========

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

     Through December 31, 2000, revenues of VelocityHSI were generated from residents located in communities owned by BRE or communities owned by entities in which BRE is a minority partner. Revenues generated from BRE communities consisted of 94% of the total revenues. The loss of residents of apartments owned by BRE as a source of revenues would have a material adverse effect on VelocityHSI's financial condition and results of operations.

     In December 2000, in response to adverse changes in the capital and credit markets and the failure to obtain additional financing, the Company adopted a modified business plan and as part of the plan, the Company laid off approximately 50% of its workforce and announced the deferral of its efforts to expand service to other apartment properties until such time as the Company was able to obtain additional financing. In April 2001, we announced that we eliminated an additional eight positions and that additional positions may be eliminated later in order to further conserve capital.

     As of December 31, 2000, BRE had advanced $7,177,883 of the BRE Line. In addition, we owe BRE $92,493 of accrued interest. BRE has included, as a reserve or a deduction against available funds on the BRE Line, the future lease payments of our corporate offices as BRE is obligated to make these payments. BRE has indicated that it does not intend to increase its level of committed funding beyond its original commitment of the BRE Line. An analysis of the BRE Line follows (excludes accrued interest of $92,493):

                                                                     As of
                                                              December 31, 2000
                                                              -----------------
         Basic amount                                         $      10,000,000
         Cost of installations at BRE owned communities               1,233,258
         Reserve for BRE commitments                                 (1,729,519)
                                                              -----------------
            Subtotal                                                  9,503,739
         Advances to December 31, 2000                               (7,177,883)
                                                              -----------------
         Net available for future borrowing                   $       2,325,856
                                                              =================


     In light of the available amount under the BRE Line and the Company's current lack of other funding sources, the Company expects that its cash will become insufficient to permit continued operations beyond the second quarter of 2001 and possibly as early as May 1, 2001, although there can be no assurance in this regard. In order to continue operations beyond that period, the Company will require an additional, substantial capital infusion. The Company is also pursuing negotiations with a third party that may result in a new investment in the Company. If such investment is made, it would resolve issues in connection with earlier arrangements between such party and the Company. Although the possible funding arising from current negotiations would assist the Company to continue operating while seeking strategic alternatives, the Company does not expect any resulting funding to allow continued operations beyond the second quarter of 2001.

     The Company is actively exploring strategic alternatives, which might include a merger, asset sale, or another comparable transaction or a financial restructuring. However, in the event the Company is unsuccessful in completing one of these strategic alternatives, the Company will be required to cease operations during the second quarter of 2001, and possibly as early as May 1, 2001. In that case, the Company's common stock is expected to have no value. In addition, potential investors in the Company's securities should consider the risk that, even if the Company is successful in completing a strategic transaction as described above, the Company's common stock may nonetheless have no value. In addition, if the Company is able to complete a financing through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of the Company's common stock and the Company's stockholders will likely experience significant dilution. In addition, see note 13.


2.  Summary of Significant Accounting Policies

Basis of Presentation

     The financial statements of VelocityHSI, prior to August 7, 2000, reflect an activity of a division of BRE prepared on a stand-alone basis. Included herein, for that period, are charges by BRE to the activity or division for direct and indirect costs which, in the opinion of management, reflect all costs of VelocityHSI doing business on such basis.

     The accompanying financial statements are presented on the basis that the Company is a going concern. The Company has incurred significant operating losses of $24,501,069 since inception and has negative working capital of $11,947,801 as of December 31, 2000. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company plans to finance its continuing operations with a combination of debt and/or equity financing. However, there can be no assurance that such financing will be available on terms acceptable by the Company, if at all. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Inventory of Equipment

     VelocityHSI maintained an inventory of equipment available to be installed at properties of $417,680. The Company has no current intention to install this equipment at apartment communities. Once this equipment is installed at a specific property, depreciation associated with the equipment will commence.

     At December 31, 2000, a reserve for loss on equipment was established relating to equipment of $3,481,579. The reserve was created as the Company has no current intention to install the equipment at apartment communities due to the Company's decision to defer further installations and what the Company contends is the unsatisfactory performance of the equipment. The Company is actively pursuing warranty remedies; however, there can be no assurance that the Company will be successful. The equipment was purchased primarily from one vendor and at December 31, 2000, the total amount payable to this vendor was approximately $2,900,000 and this amount is included in full as a liability at December 31, 2000.

On-Site Equipment

     VelocityHSI's on-site equipment is stated at the lower of cost, less accumulated depreciation or fair market value after impairment adjustment, if any. System installation costs incurred in order to place the equipment in service at a property are capitalized as on-site equipment. Costs to install the service for individual new subscribers are expensed as incurred and included as cost of services. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which is three years. In the event that a community cancels the Company's service prior to the respective equipment's full depreciation, any equipment not able to be redeployed and any other unamortized costs will be written off at the cancellation date.

Office Equipment

     VelocityHSI's office equipment is stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which is three years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life.

Software

     Software is capitalized or expensed in accordance with Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and Emerging Issues Task Force Issue No. 00-2, "Accounting for Website Development Costs". Amounts incurred during the planning and operation stages are expensed as incurred, while amounts incurred during the product development, Web application and infrastructure development, and graphics development stages are capitalized. Software costs which are subject to continual and substantial change are expensed as incurred. Capitalized amounts are stated at cost less accumulated amortization. Amortization will be calculated using the straight-line method over periods not to exceed three years, beginning at the time assets are placed in service. No amortization expense was recorded for the year ended December 31, 2000 and the period ended December 31, 1999. However, the Company recorded a loss for the development of software of $1,735,166 included in product development expense for the year ended December 31, 2000.

Impairment of Long-Lived Assets

     VelocityHSI records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business.

     For the year ended December 31, 2000, the Company recorded expense of $5,060,367 (net of accumulated depreciation of $1,102,338) related to the write-down of on-site equipment. The circumstances giving rise to the write-down include, but are not limited to, limited market penetration, operating performance of specific properties, reorganization of Company personnel, lack of funding and issues concerning the recoverability of tangible assets associated with the de-emphasis of certain technology. The carrying amount of on-site equipment was determined from estimated future cash flows to be generated, discounted at a market rate of interest.

Liabilities

     VelocityHSI records liabilities at their full invoiced amount without regard to possible offsets for returns or negotiated settlements unless such reduction has been finalized.

Transaction Costs

     Costs, primarily legal and accounting paid to third parties, directly related to the performance of services in connection with the distribution of VelocityHSI shares to BRE common shareholders (discussed in note 1) were required to be expensed at the time of the distribution. The total amount of transaction costs which were expensed totaled $3,006,279 and is included in other expenses in the Statement of Operations.

Revenue Recognition

     VelocityHSI records monthly subscriber service fees due from apartment residents as revenue as the services are provided. For the year ended December 31, 2000 and the period ended December 31, 1999, there were no advertising revenues; however, should there be any advertising revenues in the future, they will be recognized provided that no significant VelocityHSI obligations remain at the end of a contract period and collection of the resulting receivable is probable. VelocityHSI obligations may include guarantees of minimum amounts of advertising display times. To the extent minimum guaranteed display times are not met, VelocityHSI will defer recognition of the corresponding revenues until the remaining guaranteed display levels are achieved.

Cost of Services

     Cost of services includes depreciation of capitalized equipment and related system installation costs incurred in order to place the equipment in service at a property. Cost of services also includes charges for wiring, setup and installation of Internet services performed by an independent contractor and T-1 access charges related to the monthly service for individual new subscribers which are expensed as incurred. Additionally, cost of services includes amounts owed to property owners under the service agreements which provide access to the residents. As of December 31, 2000, VelocityHSI had two service agreements (including the service agreement with BRE). The service agreement with BRE is the only such agreement which generated revenue for the year ended December 31, 2000 and VelocityHSI accrued $21,627 in commission revenue on BRE's behalf for the period of August 7 to December 31, 2000.

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

Segment Information

     Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), establishes standards for the way that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim reporting to shareholders. In adopting the provisions of SFAS 131, VelocityHSI has determined that it has only one operating and reportable segment; therefore, separate quarterly segment disclosure has not been provided.


3. Stock Option Plans

     The 2000 Equity Incentive Plan ("Plan") provides for the issuance of Incentive Stock Options, Non-Qualified Stock Options, restricted shares and other grants. The maximum number of shares that may be issued under the Plan is 3,694,992. The option price may not be less than the fair market value of a share on the date the option is granted and the option generally vests over four years for employees and consultants and one year for directors. The exercise price of options granted during the year ended December 31, 2000 was equal to the market price on the date of grant.

     As a result of BRE's spin-off of VelocityHSI, holders of stock options in BRE stock option plans received options in VelocityHSI. The number of VelocityHSI options reflect the common stock spin-off distribution ratio of one share of VelocityHSI common stock for every five shares of BRE common stock. The terms of VelocityHSI options received by the BRE option holders are identical to the BRE options held by the BRE option holders. The exercise price of each VelocityHSI option was established using the ratio of the holder's BRE option exercise price to the underlying BRE market value per share immediately before the distribution. This ratio was then applied to the VelocityHSI value per share at the time of the distribution to establish the exercise price of the VelocityHSI option. The VelocityHSI common stock market value was based on $1.20 per share, the amount determined by the board of directors of BRE, after consideration of an analysis prepared by an independent valuation and consulting firm, to represent the fair value of a share of VelocityHSI common stock at the time of the distribution.

     Changes in options outstanding during the year ended December 31, 2000 were as follows:

                                                                                                                 Weighted
                                                                        Shares                                   average
                                                                         under              Range of             exercise
                                                                        option            exercise price          price
                                                                      -----------        ---------------       -----------
     Balance at January 1, 2000................................                 -                    -          $       -
     Granted to BRE option holders on August 7, 2000...........           694,992          $0.51-$1.18          $    0.91
     Granted to VelocityHSI employees and directors............           972,370          $0.81-$4.00          $    1.67
     Exercised.................................................          (618,784)         $0.51-$1.18          $    0.94
     Cancelled.................................................          (229,974)         $0.69-$3.69          $    1.21
                                                                      -----------                               ---------
       Balance at end of year..................................           818,604                               $    1.71
                                                                      ===========                               =========

     Exercisable...............................................            51,605                               $    1.76
                                                                      ===========                               =========
     Shares available for granting future options..............         2,257,604
                                                                      ===========

     At December 31, 2000, the exercise price of shares granted under options ranged from $0.51 to $4.00, with a weighted average exercise price of $1.34. At December 31, 2000, there were 375,966 restricted shares issued pursuant to early exercise of unvested options outstanding under the Plan. These restricted shares are subject to repurchase by VelocityHSI, at the Company's option, should such option holders service with VelocityHSI or BRE terminate prior to vesting at the lower of the exercise price or the then current market value.

     The following table summarizes information concerning options outstanding at December 31, 2000:

                                                                     Weighted average        Number of
                              Number of                                  remaining            options          Weighted
                               options        Weighted average      contractual life in     exercisable     average exercise
     Exercise price          outstanding       exercise price              years           upon issuance        price
     -----------------------------------------------------------------------------------------------------------------------
      $0.51 - $1.10             93,554              $0.87                   8.46               10,355            $0.94
          $1.20                175,000              $1.20                   9.61                    -                -
          $1.97                541,250              $1.97                   9.75               41,250            $1.97
      $2.75- $4.00               8,800              $3.38                   9.67                    -                -
                            -----------------------------------------------------------------------------------------------
                               818,604              $1.71                   9.57               51,605            $1.76
                            ===============================================================================================


     Pro forma information regarding the net loss and net loss per share is required by SFAS 123. This information is required to be determined as if the Company had accounted for its employee stock option grants under the fair value method of that statement. The Company calculated the minimum fair value of each option grant on the date of the grant using the Black-Scholes option pricing model. The following weighted average assumptions were used:

                                                                                      December 31, 2000
                                                                              -------------------------------------
      Risk-free interest rate...........................................                                      6.00%
      Dividend yield....................................................                                      0.00%
      Volatility........................................................                                      4.66
      Weighted average option life......................................      3 years as to BRE option holders and
                                                                              5 years as to VelocityHSI employees

     Had compensation cost for the Company's stock option plan been determined consistent with the fair value method as required by SFAS 123, the Company's net loss and net loss per share would have been as indicated below:

                                                        For the year ended
                                                         December 31, 2000
                                                        ------------------

          Net loss:
            As reported                                    $(24,293,158)
            Pro forma                                      $(24,479,434)
          Basic and diluted net loss per share:
            As reported                                    $      (3.92)
            Pro forma                                      $      (3.95)


     VelocityHSI has accounted for 107,100 stock options granted to non-employees during the period from August 7, 2000 to December 31, 2000, of which 87,300 were cancelled during that period, under the fair value method of SFAS 123, "Accounting for Stock Compensation" and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments with Variable Terms that are Issued for Consideration other than Employee Services under FASB Statement No. 123" which include recording the options at fair value. The fair value for these options was estimated as of the date of grant using a Black-Scholes option pricing model, with the same weighted average assumptions for the period ended December 31, 2000 as defined in the above table. The total expense recognized relating to these shares for the year ended December 31, 2000 was $14,578. In addition, at the beginning of December 2000, each of the non-employees who were granted stock options became employees.

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


4.  Issuance of Restricted Shares

     On August 7, 2000, VelocityHSI issued an aggregate of 1,721,816 shares of VelocityHSI common stock to seven officers of VelocityHSI who were instrumental in the development of the business of VelocityHSI. These seven employees paid $0.50 per share for these shares. The shares vest in installments over a period ranging from six to 36 months, from the date of the employment agreement, and will be forfeited if the person to whom the shares are issued ceases to be
employed by VelocityHSI prior to the date of vesting.   The Company originally
recorded $1,205,271 of deferred compensation expense for the shares of common stock. Of this total deferred compensation amount, $403,096 was written-off related to 619,854 forfeited restricted shares during the year ended December 31, 2000. The remaining balance of the deferred compensation of $591,923 at December 31, 2000 will be amortized over the vesting period of the restricted shares. During the year ended December 31, 2000, $210,252 of amortization expense has been recognized. At December 31, 2000, 160,704 shares had vested and 941,258 shares remained restricted.

     On August 7, 2000, VelocityHSI issued an aggregate of 395,000 shares of VelocityHSI common stock to six employees of BRE who were instrumental in the development of the business of VelocityHSI. These six employees of BRE were not required to pay for these shares. The shares vest in installments over a period of 36 months and will be forfeited if the person to whom the shares are issued ceases to be employed by BRE prior to the date of vesting. The Company has recorded deferred compensation expense for the 395,000 shares of common stock totaling $6,656 at December 31, 2000 and will amortize this deferred compensation over the 36-month vesting period, based on the market value of the shares at period end. As of December 31, 2000, $924 of amortization expense has been recognized. At December 31, 2000, no shares had vested or cancelled and 395,000 shares remained.


5.  Results of Operations Per Share

     Historical per share data for the periods ended December 31, 1999 has not been presented as no common shares were outstanding until August 7, 2000. Prior to August 7, 2000, the Company operated as a division of BRE. The calculation of the weighted average number of shares of common stock outstanding for December 31, 2000 includes a pro forma adjustment to reflect the number of shares that would have been outstanding as if the shares issued on August 7, 2000 had been issued on January 1, 2000, as adjusted for cash advances converted to equity on a pro forma basis for these periods. For the year ended December 31, 2000, the following table sets forth the computation of basic and diluted net loss per share with respect to results of operations from continuing operations:

                                                                                                         Period from
                                                                                                        March 1, 1999
                                                                                  Year ended          (commencement of
                                                                                  December 31,       operations) through
                                                                                      2000            December 31, 1999
                                                                                  ------------       -------------------
     Numerator for basic and diluted net loss per share.....................      $(24,293,158)                     N/A
                                                                                  ============           ==============
     Denominator
       Denominator for basic and diluted net loss per share adjusted for
         weighted average shares and assumed conversion.....................         6,200,185                      N/A
                                                                                  ============           ==============
       Effect of dilutive securities:
         Warrants...........................................................            24,835                      N/A
         Stock options......................................................               514                      N/A
                                                                                  ------------           --------------
       Dilutive potential common shares.....................................            25,349                      N/A
                                                                                  ============           ==============

       Basic and diluted net loss per share.................................      $      (3.92)                     N/A
                                                                                  ============           ==============

     The Company has excluded all warrants and outstanding stock options from the calculations of diluted net loss per common share because their inclusion would be anti-dilutive. The total number of shares of common stock subject to these warrants and stock options excluded from the calculations of diluted net loss per common share is 2,187,388 for the year ended December 31, 2000. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share. In addition, restricted shares, totaling 1,712,224 have been excluded from the loss per share denominator because their inclusion would be antidilutive.

6.  Issuance of Warrants

     On August 15, 2000, Banc of America Mortgage Capital Corporation ("BAMCC") purchased warrants of VelocityHSI for a total consideration of $112,500, giving BAMCC the right to purchase 450,000 shares of common stock of VelocityHSI. These warrants may be exercised on or before August 15, 2005 and the exercise price for these warrants is $1.20 per share which equaled the common stock fair market value at date of grant.

     On October 12, 2000, BAMCC purchased warrants of VelocityHSI for a price of $75,000, giving BAMCC the right to purchase 300,000 shares of common stock of VelocityHSI. These warrants may be exercised on or before October 12, 2005 and the exercise price for these warrants is $1.20.

7.  Retirement Plan

     The Company maintains, through a co-adoption of the BRE Retirement Plan, a defined contribution 401(k) plan under which its full-time employees are eligible to participate. Participants may make, within certain limitations, voluntary contributions based upon a percentage of their compensation. The Company may make voluntary contributions to the Plan. Participants are fully vested in the Company's contributions after a specified number of years of service, as defined under the plan. During the year ended December 31, 2000, the Company contributed $8,552 to the plan; there were no contributions for the period ended December 31, 1999.

8.  Commitments and Contingencies

Lease Obligations

     On behalf of VelocityHSI, BRE has entered into several lease agreements for the rental of office space and office furniture and equipment. For the year ended December 31, 2000 and the period from March 1, 1999 (commencement of operations) through

December 31, 1999, total rent expense incurred related to these leases amounted to $211,266 and $0, respectively. See footnote 11 for a further explanation of the obligation agreement.


Other Obligations

     BRE has entered into agreements on behalf of VelocityHSI with the for T-1 service. In accordance with these agreements, the service providers will provide T-1 services to the Company through October of 2001.


Legal Proceedings

     The Company is involved in a number of legal proceedings, including employment and vendor related claims. After accounting for amounts recorded as liabilities as of December 31, 2000, the Company does not believe that such legal proceedings will have, individually or in the aggregate, any additional material adverse effect on its financial condition or operating results as of and for the year ended December 31, 2000. However, the Company may encounter additional legal proceedings in light of its cash flow, liquidity and operating constraints as further discussed in note 1.


9. Income Taxes

     For the period January 1 through August 7, 2000, VelocityHSI's tax basis income or loss will be included in the federal and state income or franchise tax returns of BRE. For preparation of these financial statements, income taxes are accounted for on a separate return basis for the period subsequent to the spin-off using the liability method. Accordingly, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates expected to be in effect when the differences are expected to reverse.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:


                                        December 31,    December 31,
                                           2000             1999
                                        ------------    ------------
       Deferred tax assets:
         Net operating losses           $  7,017,494    $          -
         Other                             1,814,064               -
                                        ------------    ------------
       Total deferred tax assets           8,831,558               -
                                        ------------    ------------

       Valuation allowance                (8,831,558)              -
                                        ------------    ------------
       Net deferred tax assets          $          -    $          -
                                        ============    ============


     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

     As of December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $18,000,000 which expire in the years 2010 through 2020.

     Utilization of the Company's net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

     BRE has elected to be taxed as a Real Estate Investment Trust under the Internal Revenue Code of 1986, as amended. As a result, BRE is not subject to taxation at the corporate level. Accordingly, no income tax benefit has been provided in connection with VelocityHSI's tax basis loss for the period prior to August 7, 2000.

10.  Supplemental Information on Operations


     The following table represents the pre- and post-spin-off balances of
VelocityHSI:

                                                        January 1 -        August 8 -
                                                         August 7,        December 31,
                                                           2000               2000               Total
                                                        -----------       ------------       ------------
     Revenues                                           $   227,803       $    246,094       $    473,897
                                                        -----------       ------------       ------------

     Cost of services                                     1,154,192          2,672,399          3,826,591
     Sales and marketing                                    224,400          1,941,147          2,165,547
     Product development                                          -          2,146,565          2,146,565
     General and administrative                           1,063,474          3,252,166          4,315,640
     Impairment loss on on-site equipment                         -          5,060,367          5,060,367
     Loss on inventory of equipment                               -          3,481,579          3,481,579
     Amortization of deferred compensation and
      other stock compensation expense                            -            671,994            671,994
                                                        -----------       ------------       ------------
       Total operating expenses                           2,442,066         19,226,217         21,668,283

     Other expenses                                               -          3,098,772          3,098,772
                                                        -----------       ------------       ------------

     Net loss                                           $(2,214,263)      $(22,078,895)      $(24,293,158)
                                                        ===========       ============       ============


11.  Related Party Transactions

     BRE incurred direct and indirect costs and expenses on behalf of VelocityHSI. These costs and expenses, attributable to VelocityHSI operations, including payroll costs, have been included in these financial statements through August 7, 2000. Where appropriate, costs and expenses were allocated to VelocityHSI by BRE based on BRE's cost, which reflects management's estimate of what the expenses would have been on a stand-alone basis. In the opinion of management, the allocation method is reasonable and appropriate.

     Effective August 7, 2000 and under an Internet Services Agreement, VelocityHSI is required to pay or accrue to BRE 10% of revenues generated from services provided to residents of communities owned by BRE. For the year ended December 31, 2000 and related to the period of August 7 to December 31, 2000, the amount expensed relating to BRE's share of revenue was $21,627.

     The intracompany account was comprised of amounts earned and incurred by BRE on behalf of VelocityHSI. This account was converted into VelocityHSI common stock on August 7, 2000.

     On behalf of VelocityHSI, BRE entered into a lease agreement on April 24, 2000 for the rental of office space in Walnut Creek, California. The term of the lease is through July 1, 2005 and all monthly lease payments are required to be made by VelocityHSI. The monthly base rent payments for the lease range between $26,112 and $28,201. An amendment to this office lease was entered into by BRE on October 31, 2000, providing for additional office space. The term of the lease is through November 1, 2003 and monthly base rent payments range between $7,885 and $8,516. BRE has also entered into agreements for the lease of office furniture and equipment for VelocityHSI use, with lease terms through December 2003 and monthly base rent payments totaling approximately $8,000. Thereafter, monthly base rent payments of $3,533 continue through July 2005. The future obligations have been included in the reserve, reducing funds available on the BRE Line as of December 31, 2000 (see note 1).

Administrative Services and Reimbursement Agreement

     VelocityHSI has entered into an Administrative Services and Reimbursement Agreement with BRE pursuant to which BRE will provide VelocityHSI with office space and administrative services in connection with the business operations as reasonably required of VelocityHSI. BRE has also agreed to provide VelocityHSI with up to $10 million in funds through September 30, 2001, to finance operating expenses and the costs of installing equipment at properties which are not owned by BRE. BRE has further agreed to provide VelocityHSI with funds through September 30, 2001 to finance the installation of equipment at properties owned by BRE. Funds advanced by BRE to VelocityHSI subsequent to BRE's contribution of net assets to VelocityHSI on August 7, 2000, must be repaid by VelocityHSI on or before September 30, 2001 together with interest on periodic unpaid balances at the rate of 9% per year (see note 1). For the year ended December 31, 2000, we incurred interest expense on the BRE Line of $92,493; pursuant to the terms of the BRE Line, this amount was accrued and not paid.


12.  Supplemental Financial Data (Unaudited)

     Quarterly financial information (unaudited) follows.

                                                                Year ended December 31, 2000
                                        -----------------------------------------------------------------------
                                        Quarter ended      Quarter ended      Quarter ended       Quarter ended
                                           March 31           June 30          September 30        December 31
                                        -------------      -------------      -------------       -------------
Revenues............................      $  77,441         $   104,937        $   118,367         $    173,152
Net loss............................      $(508,003)        $(1,102,048)       $(6,947,876)        $(15,735,231)
Basic and diluted net loss per
outstanding common share............            N/A                 N/A        $     (0.79)        $      (1.58)

                                                             Period ended December 31, 1999
                                        -----------------------------------------------------------------------
                                          Month ended      Quarter ended      Quarter ended       Quarter ended
                                           March 31           June 30          September 30        December 31
                                        -------------      -------------      -------------       -------------
Revenues............................      $   6,948         $    20,843        $    42,070         $     68,265
Net loss............................      $ (18,650)        $   (55,951)       $    (7,833)        $   (125,477)
Basic and diluted net loss per
outstanding common share............            N/A                 N/A                N/A                  N/A

13.  Events Subsequent to Date of Auditors' Report (Unaudited)

     On March 23, 2001, Tut Systems, Inc., a supplier of infrastructure equipment filed a complaint against VelocityHSI in the Superior Court of Contra Costa County, California, alleging breach of contract for non-payment and damages of no less than $2,487,736.62 plus costs and interest. As of December 31, 2000, we had recorded a liability of approximately $2,900,000 related to invoices received from Tut Systems, Inc. We intend to vigorously defend this action.

     In March 2001, BRE informed us that due to the possible sublease for a significant portion of the office lease, the reserve for the office lease would be reduced; however, BRE reserved additional amounts under the BRE Line based on contracts entered into by BRE on behalf of VelocityHSI. These contracts primarily consist of leases for equipment and office space (other than the space subject to the possible sublease) and T-1 service agreements. As a result of the reserves, BRE has reserved approximately $2,400,000 of the total funding available on the BRE Line as of March 15, 2001. This represents a decrease in the amount that would otherwise be available to borrow from December 31, 2000 of approximately $700,000.

                               VELOCITYHSI, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                               DECEMBER 31, 2000


      Column A                  Column B                    Column C                     Column D         Column E
                                                            Additions
                                               ------------------------------------
                                                      (1)                 (2)
                               Balance at          Charged to          Charged to                        Balance at
     Description            January 1, 2000    costs and expenses    other accounts     Deductions    December 31, 2000
-------------------------   ---------------    ------------------    --------------     ----------    -----------------

Inventory of equipment      $             -    $        3,481,579    $            -     $        -    $       3,481,579

                            ---------------    ------------------    --------------     ----------    -----------------

Total                       $             -    $        3,481,579    $            -     $        -    $       3,481,579
                            ===============    ==================    ==============     ==========    =================

                               INDEX TO EXHIBITS

Exhibit
Number    Description of Exhibit
------    ----------------------

3.1       Amended and Restated Certificate of Incorporation of VelocityHSI,
          Inc.*

3.2       Amended and Restated Bylaws of VelocityHSI, Inc.**

3.3       Form of Common Stock Certificate of VelocityHSI, Inc.*

10.1 Contribution and Distribution Agreement dated as of August 7, 2000 between VelocityHSI, Inc. and BRE Properties, Inc.**

10.2 Administrative Services and Reimbursement Agreement dated as of August 7, 2000 between VelocityHSI, Inc. and BRE Properties, Inc.**

10.3      VelocityHSI, Inc. 2000 Equity Incentive Plan**

10.4 Service Agreement dated as of August 7, 2000 between VelocityHSI, Inc. and BRE Properties, Inc.**

10.5 Registration Rights Agreement dated as of August 7, 2000 between VelocityHSI, Inc. and BRE Properties, Inc.**

10.6 Tax Allocation Agreement dated as of August 7, 2000 between VelocityHSI, Inc. and BRE Properties, Inc.**

10.7      Employment Agreement of Stephen E. Carlson*

10.8      Employment Agreement of William C. Vinck**

10.9 Warrant Agreement between VelocityHSI, Inc. and Banc of America Mortgage Capital Corporation dated August 15, 2000**

10.10     Form of Indemnification Agreement

10.11 Office Lease dated as of April 24, 2000 between Metropolitan Life Insurance Company and BRE Properties, Inc.

10.12 First Amendment to Office Lease dated as of October 31, 2000 between Metropolitan Life Insurance Company and BRE Properties, Inc.

10.13 Warrant Agreement between VelocityHSI, Inc. and Banc of America Mortgage Capital Corporation dated October 12, 2000

* Incorporated herein by reference from the Company's Registration Statement on Form S-1 (File No. 333-36162).
** Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.