Form 10-K405/A
period 2000-12-31
VELOCITYHSI INC
filed 2001-04-30
CIK 1113129

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              __________________

                                  Form 10-K/A

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000

                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-31263
                              __________________

                               VELOCITYHSI, INC.
            (Exact name of registrant as specified in its charter)

            Delaware                                                            94-3360232
--------------------------------------------------------------  -----------------------------------------------
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification Number)

                 2175 N. California Blvd.
                         Suite 150
                 Walnut Creek, California                                             94596
--------------------------------------------------------------  -----------------------------------------------
         (Address of principal executive offices)                                   (Zip Code)

                                (925) 952-5600
            -------------------------------------------------------
             (Registrant's telephone number, including area code)

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

                                  Yes  X  No____
                                      ---

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

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

          The registrant hereby amends the following items on Form 10-K for the year ended December 31, 2000 as set forth below. Items not referenced below are not amended. Items referenced herein are amended in their entirety as set forth below.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A summary of the directors and executive officers and their principal business for the last five years follows:

Name                                 Age             Term       Position
----                                 ---             ----       --------
LeRoy E. Carlson                      55         April 2000 -   Chairman of the Board of the Company.  Executive vice
                                                    Present     president, chief operating officer and a director of
                                                                BRE Properties, Inc., a real estate investment trust,
                                                                since July 2000.  From March 1996 to July 2000, Mr.
                                                                Carlson served as executive vice president and chief
                                                                financial officer of BRE.  Prior to joining BRE, Mr.
                                                                Carlson served as the chief financial officer of Real
                                                                Estate Investment Trust of California.

Stephen E. Carlson                    54         April 2000 -   President, Chief Executive Officer and director of the
                                                    Present     Company. Prior to joining the Company, Mr.
                                                                Carlson was the owner of Steve Carlson & Associates, a
                                                                lobbying and government relations firm.  Mr. Carlson
                                                                was executive director of the California Housing
                                                                Council for over 19 years.  Mr. Carlson also served as
                                                                executive director of the Cellular Carriers
                                                                Association of California from 1993 to 2000.

Christine Garvey                      55         August 2000 -  Director of the Company.  Since April 2001, managing
                                                    Present     director of worldwide corporate real estate services
                                                                of Deutsche Bank, a financial services firm. From
                                                                December 1999 to April 2001, Ms. Garvey has served as
                                                                Vice President, Worldwide Real Estate and Workplace
                                                                Resources at Cisco Systems, Inc., a corporation
                                                                engaged in networking for the Internet. From 1997 to
                                                                1998, Ms. Garvey served as Group Executive Vice
                                                                President, Commercial Real Estate Services Group of
                                                                Bank of America NT&SA. From 1992 to 1997, Ms. Garvey
                                                                served as Executive Vice President, Corporate Real
                                                                Estate, Other Real Estate Owned, Sales and Property
                                                                Management of Bank of America. Ms. Garvey is also a
                                                                director of Catellus Development Corporation, Center
                                                                Trust, Inc. and Pacific Gulf REIT.  Due to other
                                                                business commitments, Ms. Garvey has announced her
                                                                intention to resign from the Company's  board of
                                                                director effective May 15, 2001.

Frank C. McDowell                     52         April 2000 -   Director of the Company.  President, chief executive
                                                    Present     officer and a director of BRE Properties, Inc. since
                                                                June 1995. From 1992 to 1995, Mr. McDowell served as
                                                                the chairman and chief executive officer of Cardinal
                                                                Realty Services, Inc. Mr. McDowell has over
                                                                twenty-five years of experience in the real estate,
                                                                investment, management and financing fields and has
                                                                served in various executive capacities for banks and
                                                                management and investment companies.

Charles P. Wingard                    43         April 2000 -   Senior vice president, chief financial officer,
                                                    Present     secretary and treasurer of the Company since April
                                                                2000.  Prior to that date, Mr. Wingard was vice
                                                                president of financial reporting from May 1999 and
                                                                director of financial reporting from August 1996 to
                                                                May 1999 at BRE Properties, Inc., a real estate
                                                                investment trust.  Prior to joining BRE Properties,
                                                                Mr. Wingard served as controller of De Anza Properties
                                                                from April 1996 and controller of Bay Apartment
                                                                Communities from July 1994 to April 1996.

Nancye Miller                         44         April 2000 -   Senior vice president of marketing from April 2000 to
                                                 January 2001   January 2001.  From 1998 to 2000, Ms. Miller was vice
                                                                president for sales and marketing at Coolcast, Inc.
                                                                where she was responsible for marketing that company's
                                                                Coolcast service and for coordinating technical trials
                                                                of Coolcast with Internet service providers.  Prior to
                                                                joining Coolcast, Ms. Miller was president of Miller &
                                                                McCall Enterprises, a media consulting firm, from 1984
                                                                to 1998. As of January 2001, Ms. Miller was no longer
                                                                employed by the Company.

There are no family relationships among our directors or executive officers.

Section 16   Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

     To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during our fiscal year ended December 31, 2000, all

          Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

          Item 11.   EXECUTIVE COMPENSATION

          Summary Compensation Table

               The following table summarizes the compensation paid to our Chief Executive Officer and the other highest paid executive officer and two former executive officers whose salary and bonus exceeded $100,000, referred to as the "Named Executive Officers", for the period from April 19, - December 31, 2000.

                                                   Annual Compensation             Long Term Compensation
                                                   -------------------             ----------------------
                                                                                Restricted         Securities
            Name and                                                               Stock          Underlying         All Other
       Principal Position          Year(1)    Salary($)(2)   Bonus ($)(3)      Awards ($)(4)      Options/SARs    Compensation(5)
       ------------------          -------    ------------   ------------      -------------      ------------    ---------------
Stephen E. Carlson..............    2000      $    131,292   $    600,000      $     578,530                 -    $         5,965
President and Chief Executive
Officer

Charles P. Wingard..............    2000      $     91,442   $     50,000      $      48,211             8,600    $         6,938
Senior Vice President,
Secretary, Chief Financial
Officer and Treasurer

Douglas A. Campillo, II.........    2000      $     71,421   $     93,837      $           0             5,600    $         6,313
Senior Vice President and Chief
Technology Officer *

Nancye Miller...................    2000      $    123,620   $     98,209      $      16,071                 -    $         5,100
Senior Vice President of
Marketing *

 * Mr. Campillo and Ms. Miller are no longer employed by the Company.
          ------------------

          (1) The Company was incorporated on April 19, 2000 and no earlier periods are included.

          (2) Represents amounts as follows. The Company functioned as a division of BRE prior to its spin-off from BRE on August 7, 2000, and BRE paid amounts pursuant to the Administrative Services and Reimbursement Agreement from August 8, 2000 to September 30, 2000:

                    Mr. Carlson         $58,887 paid by BRE for the period of
                                        April 19, 2000 to August 7, 2000,
                                        $27,481 paid by BRE from August 8, 2000
                                        to September 30, 2000, pursuant to the
                                        Administrative Services and
                                        Reimbursement Agreement and included as
                                        a liability to BRE at December 31, 2000
                                        and $44,924 paid directly by the
                                        Company.

                    Mr. Wingard         $42,681 paid by BRE for the period of
                                        April 19, 2000 to August 7, 2000,
                                        $19,918 paid by BRE from August 8, 2000
                                        to September 30, 2000, pursuant to the
                                        Administrative Services and
                                        Reimbursement Agreement and included as
                                        a liability to BRE at December 31, 2000
                                        and $28,843 paid directly by the
                                        Company.

                    Mr. Campillo   $48,696 paid by BRE for the period of April
                                   19, 2000 to August 7, 2000 and $22,725 paid
                                   by BRE from August 8, 2000 to September 30,
                                   2000, pursuant to the Administrative Services and Reimbursement Agreement and included as a liability to BRE at December 31, 2000.

                    Ms. Miller     $51,043 paid by BRE for the period of April
                                   19, 2000 to August 7, 2000 and included as a liability to BRE at December 31, 2000 and $72,917 paid directly by the Company.

          (3) Mr. Carlson and Mr. Wingard's bonus are required to be repaid should they voluntarily leave employment with the Company or are terminated for cause. Mr. Campillo's bonus amount is net of repurchase proceeds from unvested restricted shares of $206,618. Ms. Miller's bonus amount is net of repurchase proceeds from unvested restricted shares of $1,791; the Company and Ms. Miller are in negotiations concerning the Ms. Miller's repayment obligation and the repayment amount, if any, is not currently determinable.

          (4) On August 7, 2000 Mr. Carlson purchased 826,472 shares at a price of $0.50 per share subject to certain repurchase rights of the Company. On the date of purchase, the fair market value of these shares was $1.20 per share. On August 7, 2000 Charles P. Wingard purchased 68,873 shares at a price of $0.50 per share subject to certain repurchase rights of the Company. On the date of purchase, the market value of these shares was $1.20 per share. These shares vest as follows:

                       10/1/00    2/3/01    4/1/01    8/7/01    10/1/01    2/3/02     4/1/02    10/1/02     4/1/03     Total
                       -------    ------    ------    ------    -------    ------     ------    -------     ------     -----
Stephen E. Carlson     137,746         -   137,746         -    137,745         -     137,745    137,745    137,745   826,472
Charles P. Wingard           -    22,958         -    22,958          -    22,957           -          -          -    68,873

               On August 7, 2000, Mr. Campillo purchased 413,236 shares at a price of $0.50 per share subject to certain repurchase rights of the Company. On the date of purchase, the fair market value of these shares was $1.20 per share. Due to the termination of Mr. Campillo prior to any vesting of his shares, his 413,236 unvested shares were repurchased by the Company following his termination pursuant to his subscription agreement. On August 7, 2000, Ms. Miller purchased 137,745 shares at a price of $0.50 per share subject to certain repurchase rights of the Company. Due to the termination of Ms. Miller prior to the full vesting of her shares, her 114,787 unvested shares were repurchased by the Company following her termination pursuant to her subscription agreement.

          (5) Consists of contributions to the Company's defined contribution retirement plan (401(k) Plan) on behalf of the named executive officers. Also, includes auto allowance of $600 per month for Mr. Carlson, $250 per month for Mr. Wingard, $300 per month for Mr. Campillo and $600 per month for Ms. Miller. In addition, Ms. Miller was given a forgivable loan in the amount of $125,000 which was not included. The Company and Ms. Miller are in negotiations concerning Ms. Miller's repayment obligation with respect to the loan and the repayment amount, if any, is not currently determinable.

          Option Grants in 2000

                 The following table sets forth: (i) grants of stock options made by the Company during 2000 to each of the named executive officers; (ii) the ratio that the number of options granted to each individual bears to the total number of options granted to all employees; (iii) the exercise price and expiration date of these options; and (iv) the estimated potential realizable values assuming certain stock price appreciation over the option term.

                                                       Individual Grants
                                 -------------------------------------------------------------
                                                                                                  Potential Realized Value at
                                                                                                    Assumed Annual Rates of
                                   Number of         % of Total                                  Stock Price Appreciation for
                                  Securities        Options/SARS                                        Option Term (4)
                                                                                                 ------------------------------
                                  Underlying         Granted to        Exercise
                                 Options/SARS       Employees        Base Price    Expiration
          Name                      (1) (2)        in Fiscal Year       ($/Sh)       Date (3)        5%                 10%
-------------------------        -------------     --------------     ----------    ----------   -----------        -----------
Stephen Carlson................           -             0.0%            $     -           N/A     $        -         $        -
Charles Wingard................       1,600             0.1%            $ 0.727       8/26/06     $      396         $      897
                                      2,000             0.1%            $ 0.977        3/2/08     $      874         $    2,072
                                      2,500             0.1%            $ 0.875       2/22/09     $    1,133         $    2,760
                                      2,500             0.1%            $ 0.820       1/28/10     $    1,207         $    3,017

Douglas A. Campillo, II........       1,600             0.1%            $ 0.977        3/2/08     $      699         $    1,657
                                      2,000             0.1%            $ 0.875       2/22/09     $      907         $    2,208
                                      2,000             0.1%            $ 0.820       1/28/10     $      966         $    2,413

Nancye Miller..................           -             0.0%            $     -           N/A     $        -         $        -

__________________
(1) All options shown in the table were granted under the 2000 Equity Incentive Plan. The exercise price is 100% of the fair market value of the Common Stock on the date of grant. All options held by Mr. Wingard may become immediately exercisable upon termination of employment following a change in control. Mr. Wingard and Mr. Campillo's options were received as part of the Company's spin-off from BRE, where holders of options in BRE common stock were granted the option to purchase the Company's common stock. These options mirror the terms of the BRE options except that the number of the Company's shares and their strike price we appropriately adjusted to reflect the ratio of the Company's shares to BRE shares and their relative values on the spin-off date. Mr. Campillo's options were cancelled upon his termination from the Company.

(2) The right to receive reload options was given in connection with these options. The reload options enable the named executive officers to purchase a number of shares of Common Stock equal to the number of shares of Common Stock delivered by him or her to exercise the underlying option. The effective date of the grant of the reload options will be the date the underlying option is exercised by delivering shares of Common Stock to the Company. The reload options have the same expiration date as the underlying options and will have an exercise price equal to the fair market value of the Common Shares of the effective date of the grant of the reload options. There are no reload options included in the above table and none have been granted.

(3) The options have a term of ten years, subject to acceleration upon a change in control or termination, except the options received by Mr. Wingard and Mr. Campillo whose options mirror the remaining term of the BRE options.

(4) Potential realizable value is calculated based on an assumption that the price of the Company's Common Stock appreciates at the annual rates shown (5% and 10%), compounded annually, from the date of grant of the option until the end of the option term. The value is net of the exercise price but is not adjusted for the taxes that would be due upon exercise. The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future stock prices. There can be no assurance that any of the values reflected in the table will be achieved. Actual gains, if any, upon future exercise of any of these options will depend on the actual performance of the Common Stock and the continued employment of the executive officer holding the option through its vesting period.

Aggregated Option Exercises in 2000 and Year-End Option Values

     The following table sets forth: (i) the number of shares received and the aggregate dollar value realized in connection with each exercise of outstanding stock options during 2000 by each of the named executive officers; (ii) the total number of all outstanding unexercised options held by the named executive officers at the end of 2000; and (iii) the aggregate dollar value of all such unexercised options based on the excess of the market price of the Common Stock over the exercise price of the option.


                                                                 Number of Securities           Value of Unexercised
                             Number of                          Underlying Unexercised              In-the-Money
                              Shares                           Options/SARS at 12/31/00         Options at 12/31/00 (2)
                            Acquired on        Value         ----------------------------     ----------------------------
                              Exercise      Realized (1)     Exercisable    Unexercisable     Exercisable    Unexercisable
                            -----------     ------------     -----------    -------------     -----------    -------------
Stephen E. Carlson                    -                -               -                -               -                -
Charles P. Wingard                1,600           $0.473               -                -               -                -
                                  2,000           $0.223               -                -               -                -
                                  1,372           $0.325               -                -               -                -
                                  1,128           $0.325               -                -               -                -
                                  2,500           $0.380               -                -               -                -
Douglas A. Campillo, II               -                -               -                -               -                -
Nancye Miller                         -                -               -                -               -                -

__________________

(1) Value realized (if any) is calculated by subtracting the total exercise price from the market value of the underlying Common Stock on the date of exercise.

(2) The market value of the Company's Common Stock at December 31, 2000 was $0.0156 per share.


Retirement Plan (401(k) Plan)

     The Company co-adopted the retirement plan sponsored by BRE upon the Company's spin-off from BRE. This Retirement Plan is intended to be a qualified retirement plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). Under this plan, participating employees (including the named executive officers) may contribute up to 15% of their compensation, but not exceeding the amount allowed under applicable tax laws ($10,500 in calendar
2000), and the Company (or BRE for periods prior to the spin-off on August 7,
2000) contributed 75% of the first 4% of the employee's contribution to December 1, 2000; thereafter, the Company contributed 75% of the first 6% of the employees' contribution. All regular full-time employees of the Company are eligible to participate in the Retirement Plan within three months of the start of their employment; however, prior to the spin-off, BRE required six months of service. The Company's contributions on behalf of employees who have been employed with the Company (including prior service for certain entities acquired by the Company) for at least five years are fully vested.

Compensation of Directors

     Under our 2000 Equity Incentive Plan ("the Plan"), each non-employee Director receives an automatic grant of an option to purchase 25,000 shares of common stock following their initial appointment or election to the Board, and an additional 25,000 shares upon initial appointment or election and on each subsequent anniversary date. The Chairman of the Board receives an automatic grant of an additional 25,000 shares upon election and on each subsequent anniversary date. In addition, the Plan provides for grants of option to purchase 3,000 shares for each committee the director serves on and 5,000 for serving as chairman of a committee. The exercise price of each option is the closing stock price on the date of grant. Each option has a ten-year term and becomes exercisable in cumulative monthly installments of 1/12 of the shares on each of the monthly anniversaries of the date of the grant.

Employment Contracts and Termination of Employment and Change in Control Arrangements

      Mr. Stephen E. Carlson

      In July 2000, we entered into an employment agreement with Stephen E. Carlson to serve as our president and chief executive officer effective as of April 1, 2000. The employment agreement is for a term of three years beginning on April 1, 2000. Under the terms of the agreement, Mr. Carlson receives a base salary of $200,000 per year, subject to adjustment, and an annual discretionary bonus of between 50% to 100% of his then-current base salary, based upon achieving specific operating and performance criteria established by the board of directors. If we terminate Mr. Carlson's employment without cause (as defined in the agreement) or if Mr. Carlson voluntarily terminates his employment for good reason (as defined in the agreement), we will pay him his then-current base salary for the shorter of one year or the remainder of the term of his employment agreement. Mr. Carlson was also paid a signing bonus of $600,000 upon his employment with us. Mr. Carlson will be required to forfeit and repay 50% of this signing bonus to us if he is discharged for cause or resigns without good reason prior to April 1, 2002.

      The agreement contemplated the payment of certain specified bonus and loan arrangements as of January 2001, in an aggregate amount of up to $500,000. None of those bonuses or loans have been paid or advanced. In April 2001, the Compensation Committee and the other members of the Board of Directors, excluding Mr. Carlson, approved a series of retention/bonus payments to Mr. Carlson of up to $100,000 in total, payable over an eight week period concurrent with the Company's bi-weekly payroll. The Board and Mr. Carlson are currently in discussions regarding additional or alternative bonus and salary arrangements which could include bonuses and/or fees in connection with the completion of a strategic transaction; however, no such additional or alternative bonus or salary arrangements have been established.


      Ms. Nancye Miller

      In August 2000, we entered into an employment agreement with Nancye Miller to serve as our senior vice president of marketing effective as of April 1, 2000. Ms. Miller terminated from the Company in January 2001. Under the terms of the agreement, Ms. Miller received a base salary of $175,000 per year, subject to adjustment, and an annual discretionary bonus of between 50% to 100% of her then-current base salary, based upon achieving specific operating and performance criteria established by the board of directors. The employment agreement was for a term of three years from April 1, 2000. The agreement provided that if we terminate Ms. Miller's employment without cause or Ms. Miller voluntarily terminated her employment for good reason during the first year of her employment, we would pay her then-current base salary for one year and a bonus equal to 50% of her then-current base salary for the shorter of one year or the remainder of the term of her employment agreement and we would pay her a bonus equal to the average of the bonuses paid to her in previous years. Under the terms of the employment agreement, we have loaned $125,000 to Ms. Miller bearing interest at 9.0% per annum with a maturity date of April 1, 2002. We are in negotiations with Ms Miller with respect to the loan and the repayment amount, if any, is not currently determinable.

      Mr. Charles Wingard

      Pursuant to the terms of Mr. Wingard's option agreement, his options may become immediately exercisable following a change of control.

Compensation Committee Interlocks and Insider Participation

      Mr. Guenther and Ms. Garvey, both of whom were outside directors, served on the compensation committee in 2000. Ms. Garvey has notified us that she will be re-locating to London in connection with her primary employment and will not be able to continue serving on our board after May 15, 2001. In addition, Morgan Guenther, the other independent director on our board, submitted his resignation to the Board of Directors on April 6, 2001, citing time constraints based on his other business obligations. The remaining members of the board are seeking replacements for Ms. Garvey and Mr. Guenther.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT

     The following table sets forth, as of March 15, 2001, information regarding the shares of the Company's common stock beneficially owned by each person who is known by the Company to own beneficially more than 5% of the common stock, by each director, by each Named Executive Officer and by all directors and executive officers as a group. The amounts shown are based on information provided by the individuals named.


                                                                                    Amount and Nature           Percentage
                                                                                      of Beneficial            Beneficially
Name and Address of Beneficial Owner (1)                                             Ownership(2)(3)          Owned (2) (3)
----------------------------------------                                            -----------------         -------------
BRE Properties, Inc.
     44 Montgomery Street, 36th Floor
     San Francisco, CA 94104-4809.............................................             1,219,183               9.0%
Banc of America Mortgage Capital Corporation
     600 Montgomery Street, 21st Floor
     San Francisco, CA 94123..................................................              750,000 (4)            5.5%
LeRoy E. Carlson..............................................................              262,652 (5)            1.9%
Stephen E Carlson.............................................................              826,472 (6)            6.1%
Christine Garvey..............................................................               55,000 (7)             *

Frank C. McDowell.............................................................              319,836 (8)            2.4%
Charles P. Wingard............................................................               77,473 (9)             *
Douglas A. Campillo, II.......................................................                   - (10)             *
Nancye Miller.................................................................              22,958 (11)             *
All directors and executive officers as a group (7 persons)...................           3,533,574 (12)           26.1%

     *Less than 1%.
     ------------------
     (1) Except as otherwise set forth above, the address of each stockholder is c/o VelocityHSI, Inc., 2175 North California Boulevard, Suite 150, Walnut Creek, CA 94596.

     (2) Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. Shares of the Company common stock subject to options which are currently exercisable, or will become exercisable within 60 days of March 15, 2001 are deemed outstanding for purposes of computing the percentage of the person or entity holding the options but are not outstanding for purposes of computing the percentage of any other person or entity. Except as otherwise indicated by footnote, and subject to the community property laws where applicable, each stockholder named in the table above has sole investment and voting power with respect to the shares shown.

     (3)  Assumes full vesting of all restricted shares.

     (4) Represents warrants to purchase common stock, which are currently exercisable.

     (5) Represents 20,216 shares he owns directly, 206,023 restricted shares owned pursuant to vesting arrangements, 1,000 restricted shares that will vest on or before May 14, 2001 and 35,413 shares that may be purchased upon the exercise of stock options that are currently exercisable or that will become exercisable on or before May 14, 2001.

     (6) Represents 137,746 shares he owns directly, 550,980 shares owned pursuant to vesting arrangements, and 137,746 restricted shares that will vest on or before May 14, 2001.

     (7) Represents 32,082 shares she owns directly, 13,752 restricted shares owned pursuant to vesting arrangements and 9,166 restricted shares that will vest on or before May 14, 2001.

     (8) Represents 57,938 shares he owns directly, 290 shares owned by his wife in which he disclaims any interest, 236,858 restricted shares owned pursuant to vesting arrangements, 6,000 restricted shares that will vest on or before May 14, 2001 and 18,750 shares that may be purchased upon the exercise of stock options that are currently exercisable or that will become exercisable on or before May 14, 2001.

     (9) Represents 22,958 shares he owns directly, 8,600 owned by trusts for the benefit of his children where he is a trustee and 45,915 restricted shares owned pursuant to vesting arrangements.

     (10) Due to the termination of Mr. Campillo during 2000, and unvested restricted shares granted to him upon the spin-off were repurchased pursuant to a subscription agreement. The Company is unaware of any transactions in the Company's stock Mr. Campillo may have made since his termination.

     (11) Ms. Miller terminated from the Company in January 2001, and unvested restricted shares granted to her upon the spin-off were repurchased pursuant to a subscription agreement. The Company is unaware of any transactions in the Company's stock Ms. Miller may have made since her termination.

     (12) Represents 1,513,080 shares owned directly, 290 shares owned by a spouse in which any interest is disclaimed, 8,600 shares owned by trusts, 750,000 warrants which are currently exercisable, 1,053,530 restricted shares owned pursuant to vesting arrangements, 153,911 restricted shares that will vest on or before May 14, 2001 and 54,163 shares that may be purchased upon the exercise of stock options that are currently exercisable or that will become exercisable on or before May 14, 2001.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. LeRoy Carlson and Mr. Frank McDowell, directors of the Company, are currently the Executive Vice President, Chief Operating Officer and director and President, Chief Executive Officer and director of BRE Properties, Inc.

     BRE incurred direct and indirect costs and expenses on behalf of the Company. These costs and expenses, attributable to the Company's operations, including payroll costs, have been included in these financial statements through August 7, 2000. Where appropriate, costs and expenses were allocated to the Company by BRE based on BRE's cost, which reflects management's estimate of what the expenses would have been on a stand-alone basis. In the opinion of management, the allocation method is reasonable and appropriate.

     VelocityHSI and BRE have entered into a Contribution and Distribution Agreement which provides for the contribution of the Project Velocity assets to VelocityHSI and the distribution of common stock to BRE. The Contribution and Distribution Agreement provides that BRE is responsible for all liabilities with respect to the contributed assets and the VelocityHSI business arising out of events happening prior to the contribution. We are responsible for all liabilities with respect to the contributed assets and the VelocityHSI business arising out of events happening on or after the contribution. The contribution occurred on August 7, 2000.

     Effective August 7, 2000 and under a Service Agreement, the Company is required to pay or accrue to BRE 10% of revenues generated from services provided to residents of communities owned by BRE. For the year ended December 31, 2000 and related to the period of August 7 to December 31, 2000, the amount expensed relating to BRE's share of revenue was $21,627.

     BRE provided funding for the operations of VelocityHSI prior to August 7, 2000 in the form of intracompany advances. The intracompany account was comprised of amounts earned and incurred by BRE on behalf of the Company. This account was converted into VelocityHSI common stock on August 7, 2000.

     On behalf of the Company, BRE entered into a lease agreement on April 24, 2000 for the rental of office space in Walnut Creek, California. The term of the lease is through July 1, 2005 and all monthly lease payments are required to be made by the Company. The monthly base rent payments for the lease range between $26,112 and $28,201. An amendment to this office lease was entered into by BRE on October 31, 2000, providing for additional office space. The term of the lease is through November 1, 2003 and monthly base rent payments range between $7,885 and $8,516. BRE has also entered into agreements for the lease of office furniture and equipment for the Company's use, with lease terms through December 2003 and monthly base rent payments totaling approximately $8,000. Thereafter, monthly base rent payments of $3,533 continue through July 2005. The future obligations have been included in the reserve, reducing funds available on the BRE Line as of December 31, 2000.

     On August 7, 2000 the Company entered into an Administrative Services and Reimbursement Agreement with BRE pursuant to which BRE will provide the Company with office space and administrative services in connection with the business operations as reasonably required of the Company. BRE has also agreed to provide the Company with up to $10 million in funds through September 30, 2001, to finance operating expenses and the costs of installing equipment at properties which are not owned by BRE. BRE has further agreed to provide the Company with funds through September 30, 2001 to finance the installation of equipment at properties owned by BRE. Funds advanced by BRE to the Company subsequent to BRE's contribution of net assets to the Company on August 7, 2000, must be repaid by the Company on or before September 30, 2001 together with interest on periodic unpaid balances at the rate of 9% per year. For the year ended December 31, 2000, we incurred interest expense on the BRE Line of $92,493; pursuant to the terms of the BRE Line, this amount was accrued and not paid.

In April 2001, BRE paid $300,000 to Mr. Stephen Carlson to resolve certain issues arising out of Mr. Carlson's relationship with BRE.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              VELOCITYHSI, INC.


                              By /s/ Stephen E. Carlson
                                 -----------------------------------------------
                                     Stephen E. Carlson
                                 President, Chief Executive Officer and Director


Dated: April 30, 2001
       --------------


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


                Signature                                    Title                                     Dated
                ---------                                    -----                                     -----
          /S/ Stephen E. Carlson            President, Chief Executive Officer and                 April 30, 2001
------------------------------------------                                                  ------------------------------
              Stephen E. Carlson            Director
                                                (Principal Executive Officer)

          /s/ Charles P. Wingard            Senior Vice President,                                 April 30, 2001
------------------------------------------                                                  ------------------------------
            Charles P. Wingard              Chief Financial Officer, Secretary and
                                            Treasurer
                                                (Principal Financial and
                                                Accounting Officer)

                    *                       Director, Chairman of the Board                        April 30, 2001
------------------------------------------                                                  ------------------------------
             LeRoy E. Carlson

                    *                       Director                                               April 30, 2001
------------------------------------------                                                  ------------------------------
             Christine Garvey

                    *                       Director                                               April 30, 2001
------------------------------------------                                                  ------------------------------
            Frank C. McDowell

* By: /s/ Charles P. Wingard
      ------------------------------------
          Charles P. Wingard
          Attorney-in-Fact