Form 10-Q
period 2001-03-31
VELOCITYHSI INC
filed 2001-05-15
CIK 1113129

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 2001 OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
           For the transition period from______to ______

                         Commission file number 0-31263

                               VelocityHSI, Inc.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                          94-3360232
----------------------------------                 ----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

      2175 N. California Blvd,
             Suite 150
          Walnut Creek, CA                                     94596
----------------------------------                 ----------------------------
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

Yes   X                                   No
---------                                 -------
Number of shares of common stock
outstanding as of May 7, 2001             12,727,154

PRELIMINARY STATEMENT

     VelocityHSI, Inc. ("we", "VelocityHSI" or the "Company"), a provider of high-speed Internet access service to the multifamily industry, became a publicly traded company when it was spun-off from BRE Properties, Inc., a real estate investment trust ("BRE"), on August 7, 2000. We commenced operations in March 1999 with limited revenue generating activities conducted mainly on a part-time basis by several employees of BRE. On January 1, 2000, BRE formed a division with separate reporting and accounting from BRE's other activities. We were formed as a Delaware corporation in April 2000. On August 7, 2000, BRE entered into an agreement with VelocityHSI to provide up to $10 million in funds through September 30, 2001 to finance our operating expenses and the costs of installing equipment at properties not owned by BRE. BRE also agreed to provide us with funds through September 30, 2001, without limitation on amount, to finance the installation of our equipment at properties owned by BRE. We refer to this credit commitment by BRE as the "BRE Line".

     In December 2000, in response to adverse changes in the capital and credit markets and our inability to obtain additional financing, we adopted a modified business plan and as part of the plan, we laid off approximately 50% of our workforce and announced the deferral of our efforts to expand service to other apartment properties until such time as we were able to obtain additional financing. In April 2001, we announced the elimination of an additional eight positions; we subsequently eliminated another three positions in order to further conserve capital.

     As of April 30, 2001, BRE had extended $8,361,112, excluding accrued interest of $308,240, under the BRE Line. BRE has included, as a reserve or a deduction against available funds under the BRE Line, contracts entered into by BRE on behalf of VelocityHSI which primarily consist of leases for equipment and office space and T-1 service agreements. As a result of these reserves, the remaining amount available to us under the BRE Line as of April 30, 2001 was $478,863. BRE has indicated that it does not intend to increase its level of committed funding beyond its original commitment. As of April 30, 2001, we have no external debt facility or source of funds other than the BRE Line and cash on hand of $2,748,983, including the proceeds from the issuance of preferred stock (discussed below). An analysis of the amount available under the BRE Line follows (excludes accrued interest of $308,240 which accrues separately from the BRE Line):

                                                            As of April 30,
                                                                  2001
                                                                  ----
        Basic amount                                          $10,000,000
        Additional amount available for cost of
          installations at BRE owned communities                1,239,975
        Reserve for BRE commitments                            (2,400,000)
        Advances to April 30, 2001                             (8,361,112)
                                                              -----------
        Net available for future borrowing under the BRE
          Line as of April 30, 2001                           $   478,863
                                                              ===========

     We have previously stated that in light of the available amount under the BRE Line and our current lack of other funding sources, our cash will likely become insufficient to permit continued operations beyond the second quarter of 2001, although there can be no assurance in this regard. In order to continue operations beyond that period, we will require an additional substantial capital infusion. On April 23, 2001, we completed a private placement of Series A Convertible Preferred Stock to Banc of America Mortgage Capital Corporation ("BAMCC") resulting in gross proceeds to the Company of $2,500,000. The private placement resolves all issues between BAMCC and the Company with respect to earlier financing arrangements between them that were not consummated.
Although this funding will assist us to continue operating while seeking strategic alternatives, we do not expect this funding to allow continued operations beyond the second quarter of 2001.

     We are actively exploring strategic alternatives, which might include a merger, asset sale, or another comparable transaction or a financial restructuring. However, in the event we are unsuccessful in completing one of these strategic alternatives, we will likely be required to cease operations during the second quarter of 2001. In that case, our common stock is expected to have no value. In addition, potential investors in our securities should consider the risk that, even if we are successful in completing a strategic transaction as described above, our common stock may nonetheless have no value. Further, even if we are able to complete a financing through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders will likely experience significant dilution.

     The accompanying financial statements have been prepared assuming that VelocityHSI will continue as a going concern. However, the Report of Independent Auditors included in our Report on Form 10-K for the year ended December 31, 2000 states that we have experienced recurring losses from operations and have a working capital deficiency which have adversely affected our liquidity and that these conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

     Any person considering an investment in our securities is urged to consider both the risk that we may cease operations during the second quarter of 2001, and the risk that our securities will be worthless even assuming completion of a strategic transaction. All of the statements set forth in this report are qualified by reference to those facts. Please see "Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations".

                               VELOCITYHSI, INC.

                               INDEX TO FORM 10-Q

                                 March 31, 2001
                                 --------------

                                                                                              Page No.
                                                                                              --------
Part I         FINANCIAL INFORMATION

               ITEM 1:

               Balance Sheets - March 31, 2001 (unaudited) and December 31, 2000                 5


               Statements of Operations - three months ended March 31, 2001
               and 2000 (unaudited)                                                              6

               Statements of Cash Flows - three months ended March 31, 2001
               and 2000 (unaudited)                                                              7

               Notes to Financial Statements                                                     8

               ITEM 2:
               Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                            11

               ITEM 3:
               Quantitative and Qualitative Disclosures about Market Risk                       15

PART II        OTHER INFORMATION

               ITEM 1:
               Legal Proceedings                                                                16

               ITEM 2:
               Changes in Securities and Use of Proceeds                                        16

               ITEM 3:
               Defaults Upon Senior Securities                                                  16

               ITEM 4:
               Submission of Matters to a Vote of Security Holders                              16

               ITEM 5:
               Other Information                                                                16

               ITEM 6:
               Exhibits and Reports on Form 8-K                                                 16

PART I   FINANCIAL INFORMATION
ITEM 1 - Financial Statements
-------------------------------------------------------------------------------
                               VELOCITYHSI, INC.

                                 BALANCE SHEETS

                                                                                      March 31,
                                                                                        2001               December 31,
                                                                                     (Unaudited)               2000
                                                                                    ------------           ------------
  ASSETS

  Current assets:
  Cash                                                                              $    321,394           $    556,410
  Inventory of equipment                                                                 177,801                417,680
  Other current assets                                                                   565,293                935,417
                                                                                    ------------           ------------
  Total current assets                                                                 1,064,488              1,909,507
                                                                                    ------------           ------------

  On-site equipment                                                                      795,919              1,430,262
  Office equipment                                                                     1,005,580              1,022,884
  Software                                                                                92,726                 95,164
                                                                                    ------------           ------------
                                                                                       1,894,225              2,548,310
  Less accumulated depreciation and amortization                                        (564,413)              (421,539)
                                                                                    ------------           ------------
                                                                                       1,329,812              2,126,771
  Other assets                                                                           128,660                128,660
                                                                                    ------------           ------------

  TOTAL ASSETS                                                                      $  2,522,960           $  4,164,938
                                                                                    ============           ============

  LIABILITIES AND SHAREHOLDERS' DEFICIT

  Current liabilities:
  Accounts payable and accrued expenses                                             $  5,894,355           $  6,586,932
  Advances from BRE Properties, Inc.                                                   8,390,422              7,270,376
                                                                                    ------------           ------------
  Total current liabilities                                                           14,284,777             13,857,308
                                                                                    ------------           ------------

  Shareholders' equity :
  Preferred stock, $0.01 par value; 50,000,000 shares authorized.                              -                      -
     No shares issued or outstanding at March 31, 2001 and
     December 31, 2000, respectively
  Common stock,  $0.01 par value;  100,000,000 shares authorized.                        127,271                127,271
     Shares issued and outstanding:  12,727,154 at March 31, 2001 and
     December 31, 2000
  Additional paid in capital                                                          15,255,289             15,279,083
  Deferred compensation                                                                 (499,626)              (597,655)
  Accumulated deficit                                                                (26,644,751)           (24,501,069)
                                                                                    ------------           ------------
  Total shareholders' deficit                                                        (11,761,817)            (9,692,370)
                                                                                    ------------           ------------

  TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                       $  2,522,960           $  4,164,938
                                                                                    ============           ============

                       See Notes to Financial Statements

                               VELOCITYHSI, INC.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                    Three months               Three months
                                                                       ended                        ended
                                                                      March 31,                   March 31,
                                                                        2001                        2000
                                                                    ------------                -----------
Revenues
Subscription fees                                                   $    169,577                $    77,441
                                                                    ------------                -----------
Operating expenses
Cost of services (including depreciation of $104,150
    and $135,091, respectively)                                          830,875                    329,570
Sales and marketing                                                       96,279                    151,714
General and administrative (including $83,919 and
  $0 of depreciation and amortization, respectively)                   1,066,436                    104,160
Amortization of deferred compensation and other
   stock compensation expense                                            161,818                          -
                                                                    ------------                -----------
Total operating expenses                                               2,155,408                    585,444
                                                                    ------------                -----------
Operating loss                                                        (1,985,831)                  (508,003)
Other expense
Interest to BRE Properties, Inc.                                         157,851                          -
                                                                    ------------                -----------
Net loss                                                            $ (2,143,682)               $  (508,003)
                                                                    ============                ===========

Basic and diluted net loss per share                                $      (0.19)                       N/A
                                                                    ============                ===========
Weighted average common shares used in
computing basic and diluted net loss per share                        11,070,400                        N/A
                                                                    ============                ===========


                       See Notes to Financial Statements

                               VELOCITYHSI, INC.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                    Three months          Three months
                                                                       ended                 ended
                                                                   March 31, 2001        March 31, 2000
                                                                   --------------        --------------
Operating Activities:                                                 $(2,143,682)          $  (508,003)
Net loss
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization                                           188,069               135,091
  Loss on sale                                                             46,605
  Amortization and other non-cash expenses                                161,819                     -
  Changes in operating assets and liabilities:
    Decrease  in other assets                                             302,447                     -
    Decrease in accounts payable and accrued expenses                     (65,332)                    -
    Increase in prepaid transaction costs                                       -              (613,790)
                                                                      -----------           -----------
Net Cash Used in Operating Activities                                  (1,510,074)             (986,702)
                                                                      -----------           -----------

Investing Activities:
  Purchases of on-site equipment                                                -            (1,181,685)
  Purchases of inventory of equipment and software costs                        -               (67,124)
                                                                      -----------           -----------
Net Cash Used in Investing Activities                                           -            (1,248,809)
                                                                      -----------           -----------

Financing Activities:
  Increase in advances from BRE Properties, Inc.                        1,275,058                     -
  Proceeds from intracompany advances                                           -             2,235,511
                                                                      -----------           -----------
Net Cash Provided by Financing Activities                               1,275,058             2,235,511
                                                                      -----------           -----------
Net decrease in cash                                                     (235,016)                    -
Cash at beginning of period                                               556,410                     -
                                                                      -----------           -----------
Cash at end of period                                                 $   321,394           $         -
                                                                      ===========           ===========

                       See Notes to Financial Statements

VelocityHSI, Inc.
NOTES TO FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------
March 31, 2001


1. Basis of Presentation

     The accompanying unaudited financial statements have been prepared by VelocityHSI, Inc. ("we", "the Company" or "VelocityHSI") in accordance with the instructions to Form 10-Q and should be read in conjunction with the Company's audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring adjustments only) have been made that are necessary for a fair statement of the financial position and the results for the interim periods presented herein. Interim results are not necessarily indicative of results for a full fiscal year. Certain reclassifications have been made from the prior period's presentation to conform to the current period's presentation.

     The business referred to as VelocityHSI commenced operations as "Project Velocity" in March 1999 by several employees of BRE Properties, Inc. ("BRE") on a part-time basis. On January 1, 2000, BRE formed a division with separate reporting and accounting from BRE's other activities. For convenience in these financial statements, both the division known as Project Velocity and its legal successor, VelocityHSI, Inc., are referred to herein as VelocityHSI. In April 2000, BRE formed a Delaware corporation, VelocityHSI, Inc., which had no assets or liabilities until August 7, 2000. On August 7, 2000, the operations and assets of the Project Velocity were transferred from BRE to VelocityHSI, Inc. in exchange for VelocityHSI stock. Some employees of BRE then joined VelocityHSI. On August 15, 2000, BRE distributed approximately 87% of the shares received from VelocityHSI to BRE common shareholders and retained the balance. BRE also agreed to provide us with $10,000,000 in funding plus the cost of the installation of our equipment at properties owned by BRE (without limitation on amount) through September 30, 2001. We refer to this credit commitment by BRE as the "BRE Line."

     The financial statements of VelocityHSI, prior to August 7, 2000, reflect an activity of a division of BRE prepared on a stand-alone basis. Included herein, for that period, are charges by BRE to the activity or division for direct and indirect costs which, in the opinion of management, reflect all costs of VelocityHSI doing business on such basis.

     The accompanying financial statements are presented on the basis that the Company is a going concern. The Company has incurred net losses of $26,644,741 since inception and has negative working capital of $13,220,289 as of March 31, 2001. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company plans to finance its continuing operations with a combination of debt and/or equity financing. However, there can be no assurance that such financing will be available on terms acceptable by the Company, if at all. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2. Company

     VelocityHSI provides high-speed Internet access to the multifamily apartment industry.

     For the three months ended March 31, 2001, nearly all of the revenues of VelocityHSI were generated from residents located in communities owned by BRE or communities owned by entities in which BRE is a minority partner. The loss of residents of apartments owned by BRE as a source of revenues would have a material adverse effect on VelocityHSI's financial condition and results of operations.

     In December 2000, in response to adverse changes in the capital and credit markets and the failure to obtain additional financing, the Company adopted a modified business plan and, as part of the plan, the Company laid off approximately 50% of its workforce and announced the deferral of its efforts to expand service to other apartment properties until such time as the Company is able to obtain additional financing.

     As of March 31, 2001, BRE had extended $8,140,078, excluding accrued interest of $250,344, under the BRE Line. BRE has included, as a reserve or a deduction against available funds under the BRE Line, contracts entered into by BRE on behalf of VelocityHSI which primarily consist of leases for equipment and office space and T-1 service agreements. As a result of these reserves, the remaining amount available to us under the BRE Line as of April 30, 2001 was $693,180. BRE has indicated that it does not intend to increase its level of committed funding beyond its original commitment. As of March 31, 2001 the Company had no external debt facility or source of funds other than the BRE Line. An analysis of the amount available under the BRE Line follows (excludes accrued interest of $250,344 which accrues separately from the BRE Line):

                                                              As of March 31,
                                                                   2001
                                                                   ----
       Basic amount                                            $10,000,000
       Additional amount available for cost of
         installations at BRE owned communities                  1,233,258
       Reserve for BRE commitments                              (2,400,000)
       Advances to March 31, 2001                               (8,140,078)
                                                               -----------
       Net available for future borrowing under the BRE
         Line as of March 31, 2001                             $   693,180
                                                               ===========

     The Company has previously stated that in light of the available amount under the BRE Line and its current lack of other funding sources, its cash will likely become insufficient to permit continued operations beyond the second quarter of 2001, although there can be no assurance in this regard. In order to continue operations beyond that period, the Company will require an additional, substantial capital infusion. See also note 5.

     The Company is actively exploring strategic alternatives, which might include a merger, asset sale, or another comparable transaction or a financial restructuring. However, in the event the Company is unsuccessful in completing one of these strategic alternatives, the Company will likely be required to cease operations during the second quarter of 2001. In that case, the Company's common stock is expected to have no value. In addition, potential investors in the Company's securities should consider the risk that, even if the Company is successful in completing a strategic transaction as described above, the Company's common stock may nonetheless have no value. Further, even if the Company is able to complete a financing through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of the Company's common stock and the Company's stockholders will likely experience significant dilution.

3. Commitments and Contingencies

     The Company is involved in a number of legal proceedings, including employment and vendor related claims. After accounting for amounts recorded as liabilities as of March 31, 2001, the Company does not believe that such legal proceedings will have, individually or in the aggregate, any additional material adverse effect on its financial condition or operating results as of and for the three months ended March 31, 2001. However, the Company may encounter additional legal proceedings in light of its cash flow, liquidity and operating constraints as further discussed in note 2.

4. Related Party Transactions

     Prior to August 7, 2000, BRE incurred direct and indirect costs and expenses on behalf of VelocityHSI. These costs and expenses, attributable to VelocityHSI operations, including payroll costs, have been included in these financial statements for the three months ended March 31, 2000. Where appropriate, costs and expenses were allocated to VelocityHSI by BRE based on BRE's cost, which reflects management's estimate of what the expenses would have been on a stand-alone basis. In the opinion of management, the allocation method is reasonable and appropriate.

     Effective August 7, 2000 and under an Internet Services Agreement, VelocityHSI is required to pay or accrue to BRE 10% of revenues generated from services provided to residents of communities owned by BRE. For the three months ended March 31, 2001, the amount expensed relating to BRE's share of revenue was $14,064.

     On behalf of VelocityHSI, BRE entered into a lease agreement on April 24, 2000 for the rental of office space in Walnut Creek, California. The term of the lease is through July 1, 2005 and all monthly lease payments are required to be made by VelocityHSI. The monthly base rent payments for the lease range between $26,112 and $28,201. An amendment to this office lease was entered into by BRE on October 31, 2000, providing for additional office space. The term of the lease amendment is through November 1, 2003 and monthly base rent payments range between $7,885 and $8,516. BRE has also entered into agreements for the lease of office furniture and equipment for VelocityHSI's use, with lease terms through December 2003 and monthly base rent payments totaling approximately $8,000. Thereafter, monthly base rent payments of $3,533 continue through July 2005. The future obligations have been included in the reserve, reducing funds available on the BRE Line as of March 31, 2001 (see note 2).

     On August 7, 2000, VelocityHSI entered into an Administrative Services and Reimbursement Agreement with BRE pursuant to which BRE provides VelocityHSI with office space and administrative services in connection with the business operations as reasonably required of VelocityHSI. This agreement contains the BRE Line, wherein BRE agreed to provide VelocityHSI with up to $10,000,000 in funds through September 30, 2001, to finance operating expenses and the costs of installing equipment at properties which are not owned by BRE. BRE further agreed to provide VelocityHSI with funds through September 30, 2001 to finance the installation of equipment at properties owned by BRE. Funds advanced by BRE to VelocityHSI subsequent to BRE's contribution of net assets to VelocityHSI on August 7, 2000, must be repaid by VelocityHSI on or before September 30, 2001 together with interest on periodic unpaid balances at the rate of 9% per year (see note 2). For the three months ended March 31, 2001, the Company incurred interest expense on the BRE Line of $157,851. Pursuant to the terms of the BRE Line, this amount was accrued and not paid.

5. Subsequent Events

     On April 23, 2001, the Company issued 2,083,333 shares of Series A Convertible Preferred Stock at a price of $1.20 per share to Banc of America Mortgage Capital Corporation ("BAMCC") resulting in gross proceeds to the Company of $2,500,000. The net proceeds from this equity issuance will be used for general corporate purposes. The private placement resolves all issues between BAMCC and the Company with respect to earlier financing arrangements between them that were not consummated. Although this funding assists the Company to continue operating while seeking strategic alternatives, the Company does not expect this funding to allow continued operations beyond the second quarter of 2001.

ITEM 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations
-------------------------------------------------------------------------------
March 31, 2001


Overview

     We commenced operations in March 1999 with limited revenue generating activities conducted mainly on a part-time basis by several BRE employees. On January 1, 2000, BRE formed a division with accounting and reporting separate and discrete from all of BRE's other activities and referred to as "Project Velocity." In April 2000, BRE formed a Delaware corporation, VelocityHSI, Inc., which had no assets or liabilities until August 7, 2000, when the operations and assets of Project Velocity were transferred to VelocityHSI, Inc. in exchange for
10,430,061 shares of common stock of VelocityHSI transferred to BRE.   BRE also
agreed to provide us with $10,000,000 in funding plus the cost of the installation of our equipment at properties owned by BRE (without limitation on amount) through September 30, 2001.

     Monthly subscriber fees comprised 100% of revenues for the three months ended March 31, 2001 and 2000. As of March 31, 2001, nearly all of our subscribers were residents of apartment communities either owned by BRE or owned by entities in which BRE is a minority partner.

     Subscribers pay subscription fees for our Internet services on a monthly basis. The subscriber can terminate our service upon 30 days notice. Our subscribers are not required to sign written contracts to pay for our subscription fees for any minimum length of time. These subscription fees are recognized as income is earned. As part of our marketing plan, we may reduce the charges to potential subscribers as part of special promotions. During the first quarter of 2001, we implemented a new billing and collection system. In the process of implementing this system, more stringent procedures were introduced, and subscribers were effectively required to sign up for the service a second time. The new billing procedures resulted in a decrease in subscribers from previous levels. As of March 31, 2001, we had approximately 1,700 subscribers in 40 apartment communities.

Recent Developments

     In December 2000, in response to adverse changes in the capital and credit markets and our inability to obtain additional financing, we adopted a modified business plan and as part of the plan, we laid off approximately 50% of our workforce and announced the deferral of our efforts to expand service to other apartment properties until such time as we are able to obtain additional financing. In April 2001, we announced that we eliminated an additional eight positions and we subsequently eliminated another three positions in order to further conserve capital.

     As of April 30, 2001, BRE had extended $8,361,112, excluding accrued interest of $308,240, under the BRE Line. BRE has included, as a reserve or a deduction against available funds under the BRE Line, contracts entered into by BRE on behalf of VelocityHSI which primarily consist of leases for equipment and office space and T-1 service agreements. After taking these reserves into account, the remaining amount available to us under the BRE Line as of April 30, 2001 was $478,863. BRE has indicated that it does not intend to increase its level of committed funding beyond its original commitment of the BRE Line. As of April 30, 2001, we have no external debt facility or source of funds other than the BRE Line and cash on hand of $2,748,430, including the proceeds from the issuance of preferred stock. An analysis of the amount available under the BRE Line follows (excludes accrued interest of $308,240 which accrues separately from the BRE Line):

                                                           As of April 30,
                                                                2001
                                                                ----
       Basic amount                                         $10,000,000
       Additional amount available for cost of
         installations at BRE owned communities               1,239,975
       Reserve for BRE commitments                           (2,400,000)
       Advances to April 30, 2001                            (8,361,112)
                                                            -----------
       Net available for future borrowing under the BRE
         Line as of April 30, 2001                          $   478,863
                                                            ===========

     We have previously stated that in light of the available amount under the BRE Line and our current lack of other funding sources, our cash will become insufficient to permit continued operations beyond the second quarter of 2001, although there can be no assurance in this regard. In order to continue operations beyond that period, we will require an additional, substantial capital infusion. On April 23, 2001, we completed a private placement of Series A Convertible Preferred Stock to Banc of America Mortgage Capital Corporation ("BAMCC") resulting in gross proceeds to the Company of $2,500,000. The private placement resolves all issues between BAMCC and the Company with respect to earlier financing arrangements between them that were not consummated. Although this funding will assist us to continue operating while seeking strategic alternatives, the we do not expect this funding to allow continued operations beyond the second quarter of 2001.

     We are actively exploring strategic alternatives, which might include a merger, asset sale, or another comparable transaction or a financial restructuring. However, in the event we are unsuccessful in completing one of these strategic alternatives, we will likely be required to cease operations during the second quarter of 2001. In that case, our common stock is expected to have no value. In addition, potential investors in our securities should consider the risk that, even if we are successful in completing a strategic transaction as described above, our common stock may nonetheless have no value. Further, even if we are able to complete a financing through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders will likely experience significant dilution.

     The accompanying financial statements have been prepared assuming that VelocityHSI will continue as a going concern. However, the Report of Independent Auditors included in our Report on Form 10-K for the year ended December 31, 2000 states that we have experienced recurring losses from operations and have a working capital deficiency which have adversely affected our liquidity and that these conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2001 and 2000.

     Revenues totaled $169,577 and $77,441 for the three months ended March 31, 2001 and 2000, respectively. This increase was due to an increased number of subscribers and apartment communities served. Revenues consist solely of subscription fees from subscribers to our monthly Internet access service. Subscription fees vary in amount based on the level of service a subscriber chooses.

      Cost of services totaled $830,875 for the three months ended March 31, 2001, as compared to $329,570 for the same period in 2000. The increase of $501,305 resulted from the addition of new apartment communities as customers and the addition of more subscribers in the three months ended March 31, 2001. The costs, excluding depreciation, for the three months ended March 31, 2001 consisted of $203,720 in charges for wiring, setup and repair of equipment, T-1 access charges of $364,719 and, to a lesser extent, commissions to on-site personnel for new subscriptions. For the three months ended March 31, 2000, costs, excluding depreciation, consisted primarily of $108,000 in charges for wiring, setup and installation of apartment infrastructures performed by an independent contractor and T-1 access charges of $77,000.

     Sales and marketing expense totaled $96,279 for the three months ended March 31, 2001. For the three months ended March 31, 2000, sales and marketing expenses totaled $151,714. The decrease in sales and marketing expenses of $55,435 is primarily the result of our modified business plan adopted in December 2000 pursuant to which we do not currently plan to install VelocityHSI service in any new apartment communities.

     General and administrative expenses totaled $1,066,436 for the three months ended March 31, 2001, an increase of $962,276 over the $104,160 expense for the three months ended March 31, 2000. The increase resulted from direct and indirect personnel costs of executive and administrative officers and support personnel, facility and equipment costs and expenses for office supplies, telecommunications and travel incurred in connection with the operation of the VelocityHSI business.

     Amortization of deferred compensation and other stock compensation expense totaled $161,818 for the three months ended March 31, 2001. No such costs were incurred for the same period in 2000. This amortization is the result of the issuance of shares of restricted common stock to certain employees of VelocityHSI and BRE in August 2000.

     Total operating expenses were $2,155,408 for the three months ended March 31, 2001 and $585,444 for the three months ended March 31, 2000, due primarily to the increase in the Company's operations in 2001.

     Operating loss of $1,985,831 for the three months ended March 31, 2001 an increase of $1,477,828 compared to $508,003 for the three months ended March 31, 2000 primarily due to a significant increase in our operations and related cost of services and general and administrative expenses.

     Interest expense was $157,851 for the three months ended March 31, 2001 from borrowings on the BRE Line. There was no such expense or liability for the three months ended March 31, 2000.

     Net losses of $2,143,682 and $508,003 for the three months ended March 31, 2001 and 2000, respectively, resulted from cost of services, sales and marketing and general and administrative expenses exceeding revenues generated from subscriber service fees.

Liquidity and Capital Resources

     Cash used in operating activities, primarily for the payment of operating expenses, was $1,510,074 and $986,702 for the three months ended March 31, 2001
and 2000, respectively.   In the event that we are able to obtain additional
capital to continue operations beyond the second quarter of 2001, we expect to experience substantial negative cash flow from operating activities for the foreseeable future. Our future cash requirements as well as our revenues, assuming we commence installations of VelocityHSI service at new apartment communities, will depend on a number of factors including the number of multifamily apartment properties with which we contract to provide services, the terms of contracts with the multifamily apartment property owners, subscriber penetration within the multifamily apartment property, monthly subscription rates, variable installation and setup costs at each multifamily apartment property and marketing costs.

     We incur both infrastructure deployment costs (i.e. system installation costs to place equipment in service at each property) and incremental installation costs to set up each new subscriber with VelocityHSI service. Consistent with our modified business plan, we have stopped installing new subscribers as of April 2001, although this policy is subject to change. Since we do not charge the property owner or subscribers for these installation costs, and the monthly subscriber fees generated from VelocityHSI service are earned over a period of time, we experience negative cash flows initially upon installation.

     Net cash used in investing activities was $0 and $1,248,809 for the three months ended March 31, 2001 and 2000, respectively. The lack of investing activity in 2001 reflects the our modified business plan pursuant to which installation of VelocityHSI service in new apartment communities was suspended until we are able to obtain adequate capital.

     Net cash provided by financing activities was $1,275,058 and $2,235,511 for the three months ended March 31, 2001 and 2000, respectively. The amount in 2001 was provided pursuant to the BRE Line and the amount in 2000 represents the intracompany equity account funding of the Velocity division by BRE. Our expenses and capital expenditures prior to our August 7, 2000 spin-off from BRE were financed with funds advanced from BRE as part of the intracompany equity account.

     On April 23, 2001 we issued 2,083,333 shares of convertible preferred stock for $2,500,000. This amount, our existing cash (including the proceeds from the preferred stock issuance) on hand of $2,748,429 and the remaining amount available on the BRE Line represent, as of April 30, 2001, our sole current sources of funding for our business. BRE has not committed to provide us with funds in addition to the BRE Line or make any change in the repayment date of September 30, 2001. An analysis of the BRE Line follows:

                                                        As of March 31,    As of April 30,
                                                              2001               2001
                                                              ----               ----
       Basic amount                                       $10,000,000        $10,000,000
       Additional amount available for cost  of             1,233,258          1,239,975
         installations at BRE owned communities
       Reserve for BRE commitments                         (2,400,000)        (2,400,000)
                                                          -----------        -----------
               Subtotal                                     8,833,258          8,839,975
       Advances to March 31, 2001 and
         April 30, 2001, respectively                      (8,140,078)        (8,361,112)
                                                          -----------        -----------
       Net available for future borrowing                 $   693,180        $   478,863
                                                          ===========        ===========

     The cost of installation at BRE owned properties may increase due to additional capital expenditures at such communities. The reserve for BRE commitments may increase or decrease depending on whether such obligations are paid or additional charges assessed. The above advances exclude accrued interest of $250,344 and $308,240 at March 31, 2001 and April 30, 2001,
respectively. We must repay, on or before September 30, 2001, all of the funds advanced to us by BRE under the agreement, together with accrued interest on unpaid balances.

     In December 2000, in response to adverse changes in the capital and credit markets and our inability to obtain financing, we adopted a modified business plan and, as part of the plan, we laid off approximately 50% of our workforce and announced the deferral of our efforts to expand service to other apartment properties until such time as we are able to obtain additional financing. In April 2001, we announced the elimination of an additional eight positions; we subsequently eliminated another three positions in order to further conserve capital. We also entered into discussions with vendors to reduce invoiced amounts. The invoiced amounts of certain other vendors are under dispute or we have proposed the return of the equipment (due to warranty or other reasons) for credit against the invoiced amount. At March 31, 2001, amounts owed to a vendor primarily associated with the infrastructure equipment totaled approximately $2,900,000. Currently, we are actively engaged in discussions with this vendor concerning warranty returns and the vendor has filed an action against us in the Superior Court of Contra Costa County, California. There can be no assurance that we will be successful in negotiating a settlement or other reduction of the invoiced amounts or defending against this or other lawsuits (see Item 3, "Legal Proceedings"). If we are successful in returning this equipment for credit, we may reduce the reserve for our estimate of the net realizable value of the equipment accordingly. The invoiced amounts for all of our vendors have been reflected in our financial statements as liabilities at March 31, 2001. The liabilities we have recorded at March 31, 2001 are well in excess of funding available under the BRE Line. In addition, even after our reductions in staffing, we believe that we will continue to experience significant negative cash flow from our operations in 2001. Accordingly, we are not currently able and, unless we are able to obtain significant amounts of additional capital, will not able to pay the full amount, if any, of liabilities.

     We have previously stated that in light of cash on hand and proceeds from the issuance of preferred stock and the available amount under the BRE Line and our current lack of other funding sources, we expect that our cash will become insufficient to permit continued operations beyond the second quarter of 2001, although there can be no assurance in this regard. In order to continue operations beyond that period, we will require an additional substantial capital infusion.

     We are actively exploring strategic alternatives, which might include a merger, asset sale, or another comparable transaction or a financial restructuring. However, in the event we are unsuccessful in completing one of these strategic alternatives, we will likely be required to cease operations during the second quarter of 2001. In that case, our common stock is expected to have no value. In addition, potential investors in our securities should consider the risk that, even if we are successful in completing a strategic transaction as described above, our common stock may nonetheless have no value. Further, even if we are able to complete a financing through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders will likely experience significant dilution.

     The accompanying financial statements have been prepared assuming that VelocityHSI will continue as a going concern. See our discussion under the section entitled "Preliminary Statement".

Cautionary Statement Regarding Forward-Looking Statements

     This Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties which may cause actual results to differ from those expressed in such forward-looking statements. Forward-looking statements can be identified by the use of forward-looking words such as "believes," "expects," "may," "will," "plan," "intends," "estimates," "could," "should," "would," "continue," "seeks," "pro forma" or "anticipates," or other similar words (including their use in the negative), or by discussions of strategies, plans or intentions. These statements include but are not limited to statements under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as other sections in this Form 10-Q. A number of factors could cause results to differ materially from those anticipated by the forward-looking statements, including those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations". Our forward-looking statements are dependent upon assumptions and estimates that may prove to be incorrect. Although we believe that the assumptions and estimates reflected in the forward-looking statements are reasonable, our plans, intentions or expectations may not be achieved. The cautionary statements made in this Form 10-Q are intended to be applicable to all related forward-looking statements wherever they may appear in this Form 10-Q.

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------------------

     As of March 31, 2001, the Company's debt structure only included short-term, fixed rate debt. Although the Company did not have any long-term debt outstanding at March 31, 2001, the Company is still exposed to indirect market risk for changes in interest rates. However, the Company does not expect any material loss attributable to these risks or significant changes in its business prospects.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

     In March 2001, VelocityHSI received notice that Nancye Miller had submitted a request for arbitration of a claim against VelocityHSI for breach of contract. Ms. Miller was terminated by VelocityHSI for cause in January 2001. She claims that she was terminated without cause and that she is entitled to damages in the amount of approximately $345,000. To date, no date has been set for the arbitration. We believe that the claims asserted by Ms. Miller are without merit, and we intend to vigorously defend against the claim. While it is not feasible to predict or determine the ultimate outcome of this matter, in the opinion of management, this action will not have a material adverse effect on the Company.

     At March 31, 2001, amounts invoiced (and included as a liability in the accompanying financial statements) by Tut Systems, Inc. ("Tut"), a vendor primarily associated with the infrastructure equipment, totaled approximately $2,900,000. VelocityHSI has been actively engaged in discussions with Tut concerning warranty returns. On March 23, 2001, Tut filed a complaint against VelocityHSI in the Superior Court of Contra Costa County, California, alleging breach of contract for non-payment and damages of no less than $2,487,736.62 plus costs and interest. We intend to vigorously defend this action.

     At March 31, 2001, amounts invoiced (and included as a liability in the accompanying financial statements) by TAD Telecom, Inc. ("TAD"), a vendor primarily associated with the installation of VelocityHSI service to our subscribers totaled approximately $200,000. VelocityHSI has been actively engaged in settlement discussions with TAD. On May 8, 2001, TAD and TAD Telecom, LLC filed a complaint against VelocityHSI in the Superior Court of Contra Costa County, California, alleging breach of contract for non-payment and damages of $204,174.56 plus interest and costs. We intend to defend this action.

     We believe that we will increasingly become subject to claims, lawsuits and other comparable collection procedures such as those described above due to the fact that our cash will likely become insufficient to permit continued operations beyond the second quarter of 2001. After such period, we would be required to cease operations unless we are able to consummate a strategic transaction or financial restructuring. In addition, unless we are able to obtain a substantial capital infusion, we expect that we will be unable to pay our vendors' invoices as they become due. While it is not feasible to predict or determine the ultimate outcome of any claims such as those discussed above, these and other similar actions would likely have a material adverse effect on the Company.

ITEM 2.   Changes in Securities and Use of Proceeds
          None.

ITEM 3.   Defaults upon Senior Securities
          None.

ITEM 4.   Submission of Matters to a Vote of Security Holders
          None.

ITEM 5.   Other Information
          None

ITEM 6.   Exhibits and Reports on Form 8-K

   (a) Exhibits:

  INDEX TO EXHIBITS

       Exhibit

       Number      Description of Exhibit
       ------      ----------------------

        3.1 Amended and Restated Certificate of Incorporation of VelocityHSI, Inc.*

        3.2 Certificate of Designation of the Registrant filed with the Secretary of State of Delaware on October 27, 2000 ****

        3.3 Amended Certificate of Designation of Series A Convertible Preferred Stock of the Registrant filed with the Secretary of State of Delaware on April 23, 2001****

        3.4        Amended and Restated Bylaws of VelocityHSI, Inc.**

        3.5        Form of Common Stock Certificate of VelocityHSI, Inc.*

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

        10.6 Tax Allocation Agreement dated as of August 7, 2000 between VelocityHSI, Inc. and BRE Properties, Inc.**

        10.7       Employment Agreement of Stephen E. Carlson*

        10.8       Employment Agreement of William C. Vinck**

        10.9 Warrant Agreement between VelocityHSI, Inc. and Banc of America Mortgage Capital Corporation dated August 15, 2000**

        10.10      Form of Indemnification Agreement***

        10.11 Office Lease dated as of April 24, 2000 between Metropolitan Life Insurance Company and BRE Properties, Inc. ***

        10.12 First Amendment to Office Lease dated as of October 31, 2000 between Metropolitan Life Insurance Company and BRE Properties, Inc.***

        10.13 Warrant Agreement between VelocityHSI, Inc. and Banc of America Mortgage Capital Corporation dated October 12, 2000***


        * Incorporated herein by reference from the Company's Registration Statement on Form S-1 (File No. 333-36162).
        ** Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
        *** Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
        **** Incorporated herein by reference from the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2001.

        (b)  Reports on Form 8-K:
             None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      VELOCITYHSI, INC.
                                      (Registrant)



Date:  May 14, 2001                   /s/  Charles P. Wingard
       -----------------              -------------------------------
                                      Charles P. Wingard
                                      Senior Vice President,
                                      Chief Financial Officer